Form 10-Q
period 2015-01-31
Aureus Inc
filed 2015-03-18
CIK 1624517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number:

AUREUS INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	47-1893698
(State of incorporation)	(I.R.S. Employer Identification No.)

200 South Virginia, Suite 800
Reno Nevada, 89501
(Address of principal executive offices)

775-398-3173
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐  No ☐(Not required)
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer                ☐                                           Accelerated Filer                              ☐

Non-Accelerated Filer                    ☐                                          Smaller Reporting Company          ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of March 17, 2015, there were 8,430,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	SIGNATURES	16

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Aureus Incorporated (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Aureus " refers to Aureus Incorporated

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AUREUS INCORPORATED
BALANCE SHEETS

	January	October
	31, 2015	31, 2014
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	18,391	32,725
Prepaid Professional Fees	4,000
Deposit on property	15,000	15,000

Total assets	37,391	47,725

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loan from related Party	23,452	22,855
Total Liabilities	23,452	22,855

Stockholders' deficit:
Common stock; authorized 100,000,000; 8,430,000 shares at $0.001 par issued and outstanding at January 31, 2015 and nil at October 31, 2014	8,430	-
Stock Subscription received	-	30,300
Additional Paid in Capital	21,870	-
Accumulated deficit	(16,361)	(5,430)

Total stockholders' deficit	13,939	24,870

Total liabilities and stockholders' deficit	37,391	47,725

The accompanying notes are an integral part of these condensed financial statements

AUREUS INCORPORATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Period Ended January 31, 2015	For the Three Month Period Ended January 31, 2014

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	10,931

Total Operating Expenses	$10,931	$-

Net loss for the period	$(10,931)	$-

Net loss per share:
Basic and diluted	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	$8,430,000	0

The accompanying notes are an integral part of these condensed financial statements

AUREUS INCORPORATED
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Month Period Ended January 31, 2015	For the Three Month Period Ended January 31, 2014
Operating Activities:
Net loss:	$(10,931)	$-
Changes in operating assets and liabilities
Prepaid expenses	$(4,000)	$-
Net cash used in operating activities	$(14,931)	$-

Financing activities:
Stock subscription received
Loans from related party	$597	$-
Net cash provided by financing activities	$597	$-

Increase (Decrease) in cash during the period	$(14,334)	$-
Cash, beginning of period	$32,725	$-
Cash, end of period	$18,391	$-

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed financial statements

AUREUS INCORPORATED
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

Aureus Incorporated (the "Company") was incorporated in the State of Nevada on April 19, 2013. The Company was organized to develop and explore mineral properties in the State of Nevada.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company.

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form S-1 for the fiscal year ended October 31, 2014. This interim Condensed Financial Statements should be read in conjunction with that Annual Report on S-1. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of January 31, 2015, there were no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long Lived Assets

The Company tests its assets for recoverability whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, which includes comparing the carrying amount of a long-lived asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. For the Company's mining claims, this test includes examining the discounted and undiscounted cash flows associated with value beyond proven and probable reserves, in determining whether the mining claim is impaired.

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses.

Mining Interests and Exploration Expenditures

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring and leasing mineral properties and expenses costs to maintain mineral rights as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral interests are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

AUREUS INCORPORATED
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s widely understood administrative practices and precedents.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 and have analyzed filing positions in United States jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the United States as our "major" tax jurisdiction.  Generally, we remain subject to United States examination of our income tax returns.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.

FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

          -     Level 1: Quotedprices in active markets for identicalassets or liabilities

          -     Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of January 31, 2015 and 2013, there were no potentially dilutive securities.

AUREUS INCORPORATED
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity.

The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.

The Company adopted ASU 2014-10 during the years since October 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.

The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.

The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Recent Accounting Pronouncements – Not Adopted

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

AUREUS INCORPORATED
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.

The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-04 did not have a material impact on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013,and interim reporting periods therein. The adoption of ASU No. 2013-07 did not have a material impact on our financial statements.

NOTE 3 – GOING CONCERN

The Company has sustained operating losses since inception. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management is endeavoring to begin principal revenue generating operations however, may not be able to do so within the next fiscal year.  Management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity securities, which may not be available on commercially reasonable terms, if at all.

If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

AUREUS INCORPORATED
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 4– STOCK SUBSCRIPTIONS RECEIVED

Between July 25 and September 12, 2014 the Company received $30,300 for common stock subscriptions. 6,000,000 of these shares were subscribed for by the officers and directors of the Company at $.001 per share. The remaining 2,430,000 shares were subscribed for by third parties at $.01 per share. At January 31, 2015, the Company has issued all shares related to these common stock subscriptions.

NOTE 5 – LOAN FROM RELATED PARTY

During the period from April 2013 and up to January 31, 2015 the Company received advances totaling $23,452 from a related party, the advance is unsecured, non-interest bearing and is due upon demand giving 30 days written notice to the borrower. The balance of loan from related party as of January 31, 2015 is $23,452.

NOTE 6– DEPOSIT ON MINERAL PROPERTY ACQUISITION

On October 1, 2014 the Company entered into a Purchase Agreement with Gold Exploration Management Services, Inc. to purchase 11 claims in Mineral County Nevada known as the Gold Creek Property. The Company has paid a total of $15,000 for the purchase of the Gold Creek Property, and is reflected in the financial statements as a deposit, until such time as the ownership has been transferred to the Company.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	At January 31, 2015	At October 31, 2014
Current Assets	$37,391	$47,725
Current Liabilities	(23,452)	(23,452)
Working Capital	$13,939	$24,870

Cash Flows

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014
Cash Flows used in Operating Activities	$(14,391)	$-
Cash Flows used in Investing Activities	-	-
Cash Flows used in Financing Activities	597	-
Net Increase (decrease) in Cash During Period	$(14,334)	$-

The in our working capital at January 31, 2015from the period ended October 31, 2014 is reflective of the current state of our business development.

As of January 31, 2015, we had cash on hand of $18,391. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended January 31, 2015 was $10,931, compared to the three month period ended January 31, 2014 which was 0.

The net loss for the three month period ended January 31, 2015 was $10,931, compared to the three month period ended January 31, 2014 which was 0.

Liquidity and Capital Resources

As of January 31, 2015, the Company’s cash balance was $18,391

As of January 31, 2015, the Company had total liabilities of $23,452

As of January 31, 2015, the Company had a working capital of $13,939.

Cashflow from Operating Activities

During the three month period ended January 31, 2015, the Company used $14,391 of cash for operating activities,compared to the three month period ended January 31, 2014 which was 0.

Cashflow from Investing Activities

During the three month period ended January 31, 2015, the Company paid $0 to acquire mineral claims.

Cashflow from Financing Activities

During the three month period ended January 31, 2015, the Company received $0 of cash from financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the financial statements included in this Quarterly Report.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project.

Mineral Property Acquisition and Exploration Costs

The Company is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930). An impairment is recognized when the sum of the expected undiscounted future cash flows is lessthan the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. Capitalized costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by ourcompany in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.                    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.           Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

               Not Applicable

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 17, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC August 17, 2011 as part of our Registration Statement on Form S-1
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aureus Incorporated

Dated: March 17, 2015	By: /s/ Dong Gu Kang
Dong Gu Kang
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director