Form 10-Q
period 2015-04-30
Aureus Inc
filed 2015-06-15
CIK 1624517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number:

AUREUS INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	47-1893698
(State of incorporation)	(I.R.S. Employer Identification No.)

200 South Virginia, Suite 800, Reno Nevada, 89501
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

Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [ ] (Not Required)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]	No [ ]

As of June 15, 2015, there were 8,430,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Page
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-8

AUREUS INCORPORATED
BALANCE SHEETS

	April 30, 2015	October 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$6,084	$32,725
Prepaid Professional Fees	1,600
Deposit on property	15,000	15,000

Total assets	$22,684	$47,725

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan from Related Party	24,049	22,855
Total liabilities	$24,049	$22,855

Stockholders' equity:
Common stock; authorized 100,000,000; 8,430,000 shares at $0.001 par issued and outstanding at April 30, 2015 and nil at October 31, 2014	8,430	-
Stock Subscription received	-	30,300
Additional Paid in Capital	21,870	-
Accumulated deficit	(31,665)	(5,430)
Total stockholders' equity (deficit)	(1,365)	24,870

Total liabilities and stockholders' equity	$22,684	$47,725

The accompanying notes are an integral part of these condensed financial statements

AUREUS INCORPORATED
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Period Ended April 30, 2015	For the Three Month Period Ended April 30, 2014	For the Six Month Period Ended April 30, 2015	For the Six Month Period Ended April 30, 2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	$15,304	$-	$26,235	$-
Total Operating Expenses	$15,304	$-	$26,235	$-

Net loss for the period	$(15,304)	$-	$(26,235)	$-

Net loss per share:
Basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	8,430,000	-	8,430,000	-

The accompanying notes are an integral part of these condensed financial statements

AUREUS INCORPORATED
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Month Period Ended April 30, 2015	For the Six Month Period Ended April 30, 2014
Operating Activities:
Net loss:	$(26,235)	$-
Changes in operating assets and liabilities
Prepaid expenses	(1,600)	-
Net cash used in operating activities	(27,835)	-

Financing activities:

Loans from related party	1,194	-
Net cash provided by financing activities	1,194	-

Decrease in cash during the period	(26,641)	-
Cash, beginning of period	32,725	-
Cash, end of period	$6,084	$-

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of April 30, 2015 and October 31, 2014, there were no cash equivalents.

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

AUREUS INCORPORATED
NOTES TO THE UNAUDITED
FINANCIAL STATEMENTS

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (continued)

Mining Interests and Exploration Expenditures

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring and leasing mineral properties and expenses costs to maintain mineral rights as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral interests are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations

Income Taxes

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

Level 1: Quoted prices in active markets for identical assets or liabilities

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

AUREUS INCORPORATED
NOTES TO THE UNAUDITED
FINANCIAL STATEMENTS

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six months endedApril 30, 2015 and 2014, there were no potentially dilutive securities.

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

AUREUS INCORPORATED
NOTES TO THE UNAUDITED
FINANCIAL STATEMENTS

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (continued)

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

AUREUS INCORPORATED
NOTES TO THE UNAUDITED
FINANCIAL STATEMENTS

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

Management is endeavoring to begin exploration activities however, may not be able to do so within the next fiscal year.  Management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity securities, which may not be available on commercially reasonable terms, if at all.

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

NOTE 4– STOCK SUBSCRIPTIONS RECEIVED

 Between July 25 and September 12, 2014 the Company received $30,300 for common stock subscriptions. 6,000,000 of these shares were subscribed for by the officers and directors of the Company at $.001 per share. The remaining 2,430,000 shares were subscribed for by third parties at $.01 per share. At April 30, 2015, the Company has issued all shares related to these common stock subscriptions.

NOTE 5 – LOAN FROM RELATED PARTY

During the period to April 2015 the Company received advances totaling $24,049 from a related party, the advance is unsecured, non-interest bearing and is due upon demand giving 30 days written notice to the borrower. The balance of loan from related party as of April 30, 2015 and October 31, 2014 are $24,049 and $22,855, respectively.

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

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Working Capital

	At April 30, 2015	At October 31, 2014
Current Assets	$22,684	$47,725
Current Liabilities	(24,049)	(22,855)
Working Capital	$(1,365)	$24,870

Cash Flows

	Six Months Ended April 30, 2015	Six Months Ended April 30, 2014
Cash Flows used in Operating Activities	$(27,835)	$-
Cash Flows used in Investing Activities	-	-
Cash Flows used in Financing Activities	1,194	-
Net Increase (decrease) in Cash During Period	$(26,641)	$0
-
The in our working capital at April 30, 2015 from the period ended October 31, 2014 is reflective of the current state of our business development.

As of April 30, 2015, we had cash on hand of $6,084. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended April 30, 2015 was $15,304, compared to the three month period ended April 30, 2014 which was 0.

The net loss for the three month period ended April 30, 2015 was $15,304, compared to the three month period ended April 30, 2014 which was 0.

Operating expenses for the six month period ended April 30, 2015 was $26,235, compared to the six month period ended April 30, 2014 which was 0.

The net loss for the six month period ended April 30, 2015 was $26,235, compared to the six month period ended April 30, 2014 which was 0.

Liquidity and Capital Resources

As of April 30, 2015, the Company’s cash balance was $6,084

As of April 30, 2015, the Company had total liabilities of $24,049

As of April 30, 2015, the Company had a working capitalof $(1,365)

Cashflow from Operating Activities

During the six month period ended April 30, 2015, the Company used $27,835 of cash for operating activities, compared to the six month period ended April 30, 2014 which was 0.

Cashflow from Investing Activities

During the six month period ended April 30, 2015, the Company paid $0 to acquire mineral claims.

Cashflow from Financing Activities

During the six month period ended April 30, 2015, the Company received $0 of cash from financing activities.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by ourcompany in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 17, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC August 17, 2011 as part of our Registration Statement on Form S-1
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aureus Incorporated

Dated: June 15, 2015	By:	/s/ Dong Gu Kang
	Name:	Dong Gu Kang
	Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director