Form 10-Q/A
period 2015-04-30
Aureus Inc
filed 2015-07-10
CIK 1624517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this Amendment) of Aureus Inc.  for the six month period ended April 30, 2015 is being filed solely to correct a typographical error on the balance sheet to reflect the corrected total of 150,000,000 authorized common shares. In addition we have amended and file herewith Exhibits 101 to the Form 10-Q/A in accordance with Rule 405 of Regulation ST.

This Amendment speaks as of the filing date of the original Form 10-Q (the "Filing Date") save the correction noted above, does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on June 15, 2015.
TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Page
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-8

AUREUS INCORPORATED
BALANCE SHEETS

	April 30, 2015	October 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$6,084	$32,725
Prepaid Professional Fees	1,600
Deposit on property	15,000	15,000

Total assets	$22,684	$47,725

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan from Related Party	24,049	22,855
Total liabilities	$24,049	$22,855

Stockholders' equity:
Common stock; authorized 150,000,000; 8,430,000 shares at $0.001 par issued and outstanding at April 30, 2015 and nil at October 31, 2014	8,430	-
Stock Subscription received	-	30,300
Additional Paid in Capital	21,870	-
Accumulated deficit	(31,665)	(5,430)
Total stockholders' equity (deficit)	(1,365)	24,870

Total liabilities and stockholders' equity	$22,684	$47,725

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

Aureus Incorporated

Dated: July 10, 2015	By:	/s/ Dong Gu Kang
	Name:	Dong Gu Kang
	Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director