Form 10-Q
period 2015-07-31
Aureus Inc
filed 2015-09-14
CIK 1624517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number:

AUREUS INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	47-1893698
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 South Virginia, Suite 800
Reno Nevada, 89501

(Address of principal executive offices)

775-398-3173

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ] (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]   No   [  ]

As of July 31, 2015there were 8,430,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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
*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Aureus" refers to Aureus Incorporated

PART I - FINANCIAL INFORMATION

ITEM 1.               CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AUREUS INCORPORATED
CONDENSED BALANCE SHEETS

	July 31,	October 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,879	$32,725
Prepaid Professional Fees	800
Deposit on property	15,000	15,000

Total assets	$17,679	$47,725

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan from related Party	$25,106	$22,855
	$25,106	$22,855

Stockholders' equity:
Common stock; authorized 150,000,000; 8,430,000 shares at $0.001 par issued and outstanding at July 31, 2015 and nil at October 31, 2014	$8,430	$-
Stock Subscription received	-	30,300
Additional Paid in Capital	21,870	-
Accumulated deficit	$(37,727)	$(5,430)

Total stockholders' equity (deficit)	$(7,427)	$24,870

Total liabilities and stockholders' equity	$17,679	$47,725

The accompanying notes are an integral part of these condensed financial statements

AUREUS INCORPORATED
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Period Ended July 31, 2015	For the Three Month Period Ended July 31, 2014	For the Nine Month Period Ended July 31, 2015	For the Nine Month Period Ended July 31, 2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	$6,062	$-	$32,297	$-

Total Operating Expenses	$6,062	$-	$32,297	$-

Net loss for the period	$(6,062)	$-	$(32,297)	$-

Net loss per share:
Basic and diluted	$(0.00)	$-	$(0.00)	$-

Weighted average number of shares outstanding:
Basic and diluted	8,430,000	-	8,430,000	-

The accompanying notes are an integral part of these condensed financial statements

AUREUS INCORPORATED
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Month Period Ended July 31, 2015	For the Nine Month Period Ended July 31, 2014
Operating Activities:
Net loss:	$(32,297)	$-
Changes in operating assets and liabilities
Prepaid expenses	(800)	-
Net cash used in operating activities	(33,097)	-

Financing activities:
Loans from related party	2,251	-
Net cash provided by financing activities	2,251	-

Decrease in cash during the period	(30,846)	-
Cash, beginning of period	32,725	-
Cash, end of period	$1,879	$-

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of July 31, 2015 and October 31, 2014, there were no cash equivalents.

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
NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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
  Level 1: Quotedprices in active markets for identicalassets or liabilities
  Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
  Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Basic and Diluted Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine months ended July 31, 2015 and 2014, there were no potentially dilutive securities.

AUREUS INCORPORATED
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and doesn’t expect any impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40),” which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this new standard for the fiscal year ending December 31, 2014.

In April 2015, the FASB issued ASU 2015-3, "Interest - Imputation of Interest (Subtopic 835-30)," related to the presentation of debt issuance costs. This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. We will adopt this pronouncement for our year beginning January 1, 2016. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

Management is endeavouring to begin exploration activities however, may not be able to do so within the next fiscal year.  Management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity securities, which may not be available on commercially reasonable terms, if at all.

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

NOTE 4– STOCK SUBSCRIPTIONS RECEIVED

Between July 25 and September 12, 2014 the Company received $30,300 for common stock subscriptions. 6,000,000 of these shares were subscribed for by the officers and directors of the Company at $.001 per share. The remaining 2,430,000 shares were subscribed for by third parties at $.01 per share. At July 31, 2015, the Company has issued all shares related to these common stock subscriptions.

NOTE 5 – LOAN FROM RELATED PARTY

During the period from April 19, 2013 to April 2015 the Company received advances totaling $24,049 from a related party, the advance is unsecured, non-interest bearing and is due upon demand giving 30 days written notice to the borrower. The balance of loan from related party as of July 31, 2015 and October 31, 2014 are $25,106 and $22,855, respectively.

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

NOTE 7– SUBSEQUENT EVENTS

During August 2015 the Gold Creek property was restaked and the claims are being registered in the Name of Aureus Incorporated with Elko County and the BLM, and the Company has ninety days to register the claims.

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

RESULTS OF OPERATIONS

Working Capital

	At July 31, 2015	At October 31, 2014
Current Assets	$17,679	$47,725
Current Liabilities	(25,106)	(22,855)
Working Capital	$(7,427)	$24,870

Cash Flows

	Nine Months Ended July 31, 2015	Nine Months Ended July 31, 2014
Cash Flows used in Operating Activities	$(33,097)	$-
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	2,251	-
Net Increase (decrease) in Cash During Period	$(30,846)	$0

The decrease in our working capital at July 31, 2015from the period ended October 31, 2014 is reflective of the current state of our business development.

As of July 31, 2015, we had cash on hand of $1,879. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended July 31, 2015 was $6,062, compared to the three month period ended July 31, 2014 which was 0.

The net loss for the three month period ended July 31, 2015 was $6,062, compared to the three month period ended July 31, 2014 which was 0.

Operating expenses for the nine month period ended July 31, 2015 was $32,297, compared to the nine month period ended July 31, 2014 which was 0.

The net loss for the nine month period ended July 31, 2015 was $32,297, compared to the nine month period ended July 31, 2014 which was 0.

Liquidity and Capital Resources

As of July 31, 2015, the Company’s cash balance was $1,879

As of July 31, 2015, the Company had total liabilities of $25,106

As of July 31, 2015, the Company had a working capital of $(7,427)

Cashflow from Operating Activities

During the nine month period ended July 31, 2015, the Company used $33,097of cash for operating activities, compared to the nine month period ended July 31, 2014 which was 0.

Cashflow from Financing Activities

During the nine month period ended July 31, 2015, the Company received $2,251of cash from financing activities.

Off Balance Sheet Arrangements

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

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

                Not applicable

ITEM 5.               OTHER INFORMATION

None.

ITEM 6.               EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 12 , 2014 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC November 12 , 2014 as part of our Registration Statement on Form S-1
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aureus Incorporated

Dated: September 14, 2015	By: /s/ Dong Gu Kang
Dong Gu Kang
Chief Executive Officer, Chief Financial Officer, President, Secretary and Director