Form 10-K
period 2015-10-31
Aureus Inc
filed 2016-07-01
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended: October 31, 2015

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________________

Commission file number: 000-55398

AUREUS INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	47-1893698
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3555 ½ Tizer Lane, Helena, MT 59602

(Address of principal executive offices) (Zip Code)

(775) 398-3173
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

With a copy to:

Philip Magri, Esq.

Magri Law, LLC

2642 NE 9th Avenue

Fort Lauderdale, FL 33334

T: (646) 502-5900

F: (646) 826-9200

pmagri@magrilaw.com

www.MagriLaw.com

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of July 1, 2016, there were 126,450,000 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of our products by the market, and management’s plans and objectives. In addition, certain statements included in this and our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “expectation,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.

Actual results and outcomes may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” below. Except as expressly required by the federal securities laws, we undertake no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.

Unless otherwise noted, as used herein, the terms “Aureus,” “ARSN,” the “Company,” “we,” “our” and “us” refer to Aureus Incorporated, a Nevada corporation.

ITEM 1. BUSINESS.

Corporate History; Change in Control

The Company was incorporated in the Nevada on April 19, 2013.

On September 30, 2015, the Company, Dong Gu Kang and Min Jung Kang, the principal stockholders of the Company (the “Selling Stockholders”), and Maverick, LLC, a Nevis limited liability company (“Maverick”), entered into a stock purchase agreement (the “Stock Purchase Agreement”), pursuant to which Maverick purchased an aggregate of 90,000,000 shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”), of the Company from the Selling Stockholders in consideration for $0.001 per share, for a total purchase price of $6,000. The Shares represent approximately 71.17% of the 126,450,000 outstanding shares of Common Stock of the Company, and the transaction constituted a change in control of the Company. Maverick purchased the Shares by issuing each Selling Stockholder a non-interest bearing promissory note for his pro rata portion of the Shares. Both promissory notes are unsecured, mature December 30, 2016 and may be prepaid without penalty. Ester Barrios is the Managing Member of Maverick has voting and dispositive control over these securities.

In connection with the Stock Purchase Agreement, the Company, Selling Stockholders and Maverick entered into a debt assumption agreement (the “Debt Assumption Agreement”) pursuant to which Maverick assumed an aggregate of $24,656 in outstanding debt owed the Selling Stockholders by the Company; constituting 100% of the debt owed the Selling Stockholders of the Company.

The Stock Purchase Agreement and Debt Assumption Agreement contained customary representations, warranties and covenants made by the Selling Stockholders, Maverick and the Company.

On September 17, 2015, the board of directors (the “Board”) of the Company increased the size of the Board to three persons and appointed Mr. Tracy Fortner to fill the created vacancy. Directors serve for a period of one year until the next stockholders’ meeting and until their respective successor is elected and qualifies.

On September 17, 2015, Dong Gu Kang and Min Jung Kang resigned from the board of directors and as executive officers of the Company, effective immediately. Dong Gu Kang had been serving as the President, Chief Executive Officer, Secretary of the Company. Min Jung Kang had been serving as the Treasurer of the Company. Their respective departures were not related to any issues regarding financial disclosures or accounting or legal matters.

On September 17, 2015, the Board appointed Tracy Fortner as the President, Chief Executive Officer, Secretary and Treasurer of the Company.

On November 25, 2015, we effected a fifteen-for-one (15:1) forward stock split (the “Forward Split”) of the Company’s common stock, without changing the authorized number or par value of the Common Stock and with fractional shares resulting from the Forward Split being rounded up to the nearest whole number. As a result of the Forward Split, the number of the Company’s issued and outstanding shares of Common Stock was increased from 8,430,000 to 126,450,000. Unless noted otherwise, all share amounts in this Annual Report reflect the Forward Split.

Overview

We are a startup mining exploration company without mining operations. Since our inception, we have not generated any revenues and at October 31, 2015, our net losses were $76,094. In their audit report included in this Annual Report, our auditors have expressed their doubt as to our ability to continue as a going concern. To date, we have funded our operations by issuing equity and debt and our lack of capital has delayed the implementation of our business plan. There can be no assurances that we will be able to obtain such capital on sufficient terms, if at all.

On October 1, 2014, we entered into a Purchase Agreement and paid a total deposit of $15,000 for the Gold Creek Property comprising of one claim block of 11 claims or 220 acres, in Elko County, Nevada (the “Property”). The Property can be accessed via Nevada State Route #225 connecting to county road USFS Road #745) which provide access to the immediately adjacent Gold Creek Ranger Station. The nearest commercial airport is in Reno, approximately 260 road miles from the Property. The Gold Creek Property Agreement was entered into for the sum of $15,000, for a 100% interest in the Property. The claims were registered in the name of Gold Exploration Management Services, Inc. (“Gold Exploration”). On August 31, 2015, Gold Exploration’s title to the mining claims on the Property expired but has been re-staked by the Company. Due to the Land Freeze (as defined below) by the ILLM in 2015 of 10 million acres of public and National Forest System lands identified as Sagebrush Focal Areas in Idaho, Montana, Nevada, Oregon, Utah, and Wyoming from location and entry under the United States mining laws to protect the greater sage-grouse, Gold Creek’s title to the mining claims on the Property were not able to be transferred into the Company’s name. The Company anticipates once the Land Freeze is lifted, of which there can be no assurances, Gold Exploration will apply to renew the claims and at that point the claims are expected to be transferred to the Company. There can be no assurances that the Land Freeze will be lifted or that if lifted, we will have sufficient funds to have the mining claims transferred into the Company’s name.

On October 1, 2014, we entered into an agreement with Gold Exploration Management Services, Inc. to provide us with a summary report about the mining claims, describes the mining claims, the regional geology, the mineral potential of the claim and recommendations how we should explore the claim.

Land Freeze – Force Majeure

As discussed more fully below under “Government Regulations and Regulations – Greater Sage-Grouse Conservation,” commencing in 2010, there has been heightened awareness of the conservation of the greater sage-grouse, the largest grouse found in North America currently inhabiting the sage-steppe ecosystems in Montana, southern Idaho, northeastern California, eastern Oregon, northwestern Colorado, and broader sections of Wyoming, Utah and Nevada.

In 2014, Nevada adopted the Nevada Greater Sage-grouse Conservation Plan of 2014 (“2014 State Plan”), a sage-grouse conservation plan which provides broad goals, objectives, and management actions to ameliorate the primary threats to sage-grouse in Nevada. Nevada is also in the process of developing a Nevada Sage-Grouse Strategic Action Plan (“SAP”) which is expected to into greater detail and identify areas to focus conservation efforts in order to achieve the broad goals and objectives outlined in the 2014 State Plan.

Also, on September 23, 2015, the Assistant Secretary of the Interior for Land and Minerals Management (“ILLM”) approved an application to withdraw (i.e., prohibiting mining) approximately 10 million acres of public and National Forest System lands identified as Sagebrush Focal Areas in Idaho, Montana, Nevada, Oregon, Utah, and Wyoming from location and entry under the United States mining laws to protect the greater sage-grouse and its habitat from adverse effects of locatable mineral exploration and mining, subject to valid existing rights (the “Land Freeze”). Comments on the proposed withdrawal application or scoping comments on issues to be analyzed in the Environmental Impact Statement must have been received by December 23, 2015.

The Company’s Property is included in the approximately 10 million acres of land currently closed for mining exploration under the Land Freeze by the ILLM and being studied by Nevada in connection with SAP. Therefore, under this force majeure event, the Company is currently prohibited from conducting any mining activities on the Property and, depending on the outcomes of the ILLM’s Environmental Impact Statement and Nevada’s SAP, the Company may be permanently prohibited or restricted from conducting any activities on the Property. The Company intends, however, to pursue potential acquisitions of other land on which it may conduct mining activities. The Company is not currently a party to any oral or written agreement to purchase any land at this point in time.

If and when we are permitted to conduct exploration activities on the Property, of which there can be no assurances, or any additional land we acquire, our goal is to assess whether our claim or claims possess any commercially viable mineral deposits by a four phase program.

Also, the Property is not, and any claims we may acquire will not be, accessible all year round. There are periods where our claims may be un-accessible each year due to snow in the area. This means that our exploration activities may be limited to a period of about eight to nine months per year.

The following table summarizes the four phases of our anticipated exploration program on the Property and any claims we may acquire (assuming we are permitted to conduct mining activities).

Phase:	Planned Exploration Activities:	Estimated Cost:
PHASE I	Preliminary Surface Sampling, Geological and Geochemical Screening.	$9,500
PHASE II	Detailed Evaluation, Geological Mapping, Site Prep, additional sampling	$27,500
PHASE III	Permitting and site preparation: drilling and environmental reclamation	$67,144
PHASE IV	Permitting and site preparation: drilling and environmental reclamation	$248,930
	TOTAL:	$353,074.00

If our exploration activities indicate that there are no commercially viable mineral deposits on our mining claims, we will abandon the claims and stake or acquire new claims to explore. We will continue to stake and explore claims as long as we can afford to do so.

Important Note: The following disclosure discusses the Property we placed a deposit on in October 2014 and assumes that we will be permitted to conduct exploration activities there, of which there can be no assurances. See “Land Freeze – Force Majeure” and “Risk Factors - Due to the Land Freeze, we are currently prohibited from conducting any activities on the Property, our sole asset” and “Due to the Land Freeze on the Property in 2015, we have been unable have the title to the mining claims on the Property transferred into the Company’s name.”

Location and Means of Access to Our Mining Claims

The Island Mountain Mining District, in which the Gold Creek prospect lies, occupies an area of about 22 square km in the northern portion of the Independence Mountain Range, 60 miles (97 km) north of Elko, Nevada, along Nevada State Route #225 connecting to county road USFS Road #745) which provide access to the immediately adjacent Gold Creek Ranger Station.

Mining Claim Description

The Gold Creek Property mining claims are currently expired and we hope to renew these claims if and when the land freeze is lifted. There are no third party conditions which affect the claims other than conditions defined by the State of Nevada as described below. The Property covers an area of 220 acres. We did not have insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements and contains no infrastructure on the claims. The claim numbers, previous registered owner number, expiration date, number of units, and work requirement as typically recorded in the State of Nevada is as follows:

Claim Number	Previous Registered Owner	Due Date	Number of Claims	Renewal Requirement
GC 1-11	Gold Exploration Management Services, Inc. (100%)	2015-Aug-31	11	$2,175

BLM Claim Numbers	1. NMCI083890 2. NMC1083891 3. NMC1083892 4. NMC1083893 5. NMC1083894 6. NMC1083895 7. NMC1083896 8. NMC1083897 9. NMC1083898 10. NMC1083899 11. NMC1083900	2015- Aug- 2015	11	2,175

The Gold Creek Property is located approximately 60 miles (97 km) North of Elko, Nevada, and 260 miles (418 km) northeast of Reno, Nevada, in the Island Mountain Mining District, the GPS coordinates are LATITUDE 41º 30’ 00” N and LONGITUDE 115º 43’ 00” W. The Property lies between 6,000 and 6,700 feet in elevation in a mountainous but not steeply rugged area. The land is administered by the United States Bureau of Land Management and the National Forest Service. Some adjoining areas are covered by other active mining claims. The land is used primarily for free range grazing and limited recreation but numerous major mines exist within 50 miles of the site and mining is an important part of the local culture.

There is no assurance that a commercially viable mineral deposit exists on the Property. Exploration will be required before an evaluation as to the economic feasibility of the claim can be determined. It is our intention to record the deed of ownership in the name of Aureus Incorporated. Until we can validate otherwise, the Property is without known reserves and we have planned a four phase exploration program as recommended by our consulting geologist. We have not commenced any exploration or work on the claim and as discussed herein, are prohibited from doing so in connection with the federal and state conservation studies and activities in connection with the greater sage-grouse.

Conditions to Retain Title the Mining Claim

In order to retain title to the mining claims, we are required to renew the claims on an annual basis and pay fees. The title of the mining claims on the Property were previously registered in the name of Gold Exploration Management Services, Inc. (“Gold Exploration”). On August 31, 2015, Gold Exploration’s title to the mining claims on the Property expired but has been re-staked by the Company. Due to the Land Freeze by the ILLM in 2015 to protect the greater sage-grouse, Gold Exploration’s title to the mining claims on the Property were not able to be transferred into the Company’s name. The Company anticipates once the Land Freeze is lifted, Gold Exploration will apply to renew the claims and at that point the claims are expected to be transferred to the Company. There can be no assurances that the Land Freeze will be lifted or that if lifted, we will have sufficient funds to have the mining claims transferred into the Company’s name.

Geology of the Mining Claims

The geology of the Property is documented in mapping reported by Coash (1967) and Bushnell (1967) with refined stratigraphic work and age dates by Ketner, 2005. The Property is underlain by sheared, variably silicified and decalcified distal carbonate turbidities of the Tennessee Mountain Formation of Cambrian to Ordovician age (438 to 500 million years). These rocks are the footwall of major regional thrust faults which placed Pennsylvanian age Havallasequence (280 to 360 million years) and Upper Pennsylvanian Hammond Canyon and Sunflower Formations (280 to 248 million years). These rocks are intruded by the Cretaceous Coffeepot granitoid stock which is the center of extensive mineralizing activity including contact metasomatic and replacement deposits and probably the other major prospects in progressively lower temperature zones and varied host chemistry in a broad halo.

It is significant also that the smaller Gold Creek Pluton 1.5 km west of the Property has been successful explored by Gateway Gold in its Coleman Creek property. The host rocks of interest at Gold Creek are the Sunflower and Hammond Canyon Formations, which are silty and locally cherty carbonate rocks affected by intense faulting, fracturing and alteration. The target at Coleman Creek is gold in veins, skarn, hornfels, fractured diorite and jasperoid. These are proximal to the diorite stock, and the operative model in this proposal is delineation of disseminated gold in the altered and receptive siliceous carbonate units more distal from the intrusive heat sources.

The subject claims are not covered by the younger volcanic rocks noted in the regional overview. Consequently, the area is suitable for low cost, low impact Phase I studies.

Competitive Conditions

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals. We are one of the smallest exploration companies and a very small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners. Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Dependence on Major Customers

We have no customers.

Intellectual Property and Agreements

We have no intellectual property such as patents or trademarks. Additionally, we have no royalty agreements or labor contracts.

Government Approvals and Regulations

Greater Sage-Grouse Conservation

In March 2010, the U.S. Fish and Wildlife Service (“USFWS”) submitted a finding of “warranted for listing but precluded by higher priorities” with regard to the greater sage-grouse, the largest grouse found in North America currently inhabiting the sage-steppe ecosystems in Montana, southern Idaho, northeastern California, eastern Oregon, northwestern Colorado, and broader sections of Wyoming, Utah and Nevada. The USFWS finding that listing is “warranted but precluded” results in recognition of the greater sage-grouse as a candidate for listing as a threatened or endangered species under the Endangered Species Act (the “ESA”). The USFWS later entered into a court settlement with several environmental groups, which included a schedule for making listing determinations on over 200 candidate species, including the sage-grouse. In compliance with the consent decree, on September 22, 2015, the USFWS issued a decision that the species did not warrant listing as an endangered species under the ESA. The USFWS reached this determination after evaluating the species’ population status, along with the collective efforts by The Bureau of Land Management (the “BLM”) and the U.S. Forest Service (the “USFS”), state agencies, private landowners and other partners to conserve its habitat.

In connection with aforementioned-efforts, in 2014, Nevada adopted the Nevada Greater Sage-grouse Conservation Plan of 2014 (“2014 State Plan”), a sage-grouse conservation plan specific to Nevada. The 2014 State Plan provides broad goals, objectives, and management actions to ameliorate the primary threats to sage-grouse in Nevada and requires that any development that affects a greater sage-grouse habitat in Nevada will need to acquire credits to compensate for the effects before the development proceeds. In addition to the 2014 State Plan, Nevada is in the process of developing a Nevada Sage-Grouse Strategic Action Plan (“SAP”). The SAP will be a companion document to the 2014 State Plan and will go into greater detail and identify areas to focus conservation efforts in order to achieve the broad goals and objectives outlined in the 2014 State Plan. The SAP will identify where the primary threats to sage-grouse habitat are located across the landscape and provide specific guidance on how to ameliorate these threats based on local area conditions, resistance and resilience regimes, and ecological site descriptions.

On September 23, 2015, the Assistant Secretary of the Interior for Land and Minerals Management (“ILLM”) approved an application to withdraw (i.e., close for mining) approximately 10 million acres of public and National Forest System lands identified as Sagebrush Focal Areas in Idaho, Montana, Nevada, Oregon, Utah, and Wyoming from location and entry under the United States mining laws to protect the greater sage-grouse and its habitat from adverse effects of locatable mineral exploration and mining, subject to valid existing rights (the “Land Freeze”). Comments on the proposed withdrawal application or scoping comments on issues to be analyzed in the Environmental Impact Statement must have been received by December 23, 2015. The Company’s Property is included in the Land Freeze. Therefore, due the Land Freeze, of which the Company has no control and was not foreseeable (i.e., force majeure), the Company is currently prohibited from conducting any mining activities on the Property and, depending on the outcomes of the ILLM’s Environmental Impact Statement and Nevada’s SAP, the Company may be permanently prohibited or restricted from conducting any activities on the Property. The Company intends, however, to pursue potential acquisitions of other land on which it may conduct mining activities. The Company is not currently a party to any oral or written agreement to purchase any land at this point in time.

Federal land management agencies, including the U.S. Bureau of Land Management, may impose additional restrictions and mitigation obligations on development activities occurring on federal lands, which could also adversely impact our business.

Mining Control and Reclamation Regulations

The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) is administered by the Office of Surface Mining Reclamation and Enforcement (“OSM”) and establishes mining, environmental protection and reclamation standards for all aspects of U.S. surface mining, as well as many aspects of underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM. Although state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority. States in which we expect to have active future mining operations have achieved primary control of enforcement through federal authorization.

SMCRA permit provisions include requirements for prospecting including mine plan development, topsoil removal, storage and replacement, selective handling of overburden materials, mine pit backfilling and grading, protection of the hydrologic balance, subsidence control for underground mines, surface drainage control, mine drainage and mine discharge control and treatment and re-vegetation.

The U.S. mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mining environmental condition of the permit area. We will develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. Our mine and reclamation plans incorporate the provisions of SMCRA, state programs and complementary environmental programs which impact mining. Also included in the permit application are documents defining ownership and agreements pertaining to minerals, oil and gas, water rights, rights of way and surface land and documents required of the OSM’s Applicant Violator System, including the mining and compliance history of officers, directors and principal stockholders of the applicant.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some SMCRA mine permit applications take over a year to prepare, depending on the size and complexity of the mine and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on, and otherwise engage in, the permitting process including public hearings and intervention by the courts.

Surface Disturbance

All mining activities governed by the Bureau of Land Management (“BLM”) require reasonable reclamation. The lowest level of mining activity, “casual use,” is designed for the miner or weekend prospector who creates only negligible surface disturbance (for example, activities that do not involve the use of earth-moving equipment or explosives may be considered casual use). These activities would not require either a notice of intent to operate or a plan of operation.

The second level of activity, where surface disturbance is 5 acres or less per year, requires a notice advising the BLM of the anticipated work 15 days prior to commencement. This notice must be filed with the appropriate field office. No approval is needed although bonding is required. State agencies must be notified to ensure all requirements are met.

For operations involving more than 5 acres’ total surface disturbance on lands subject to 43 CFR 3809, a detailed plan of operation must be filed with the appropriate BLM field office. Bonding is required to ensure proper reclamation. An Environmental Assessment (EA) is to be prepared for all plans of operation to determine if an Environmental Impact Statement is required. A National Environmental Policy Act review is not required for casual use or notice level operations unless those operations involve occupancy as defined by 43 CFR 3715. Most occupancies at the casual use and notice level in Arizona are covered by a programmatic EA.

An activity permit is required when use of equipment is utilized for the purpose of land stripping, earthmoving, blasting (except blasting associated with an individual source permit issued for mining), trenching or road construction.

Future legislation and regulations are expected to become increasingly restrictive and there may be more rigorous enforcement of existing and future laws and regulations and we may experience substantial increases in equipment and operating costs and may experience delays, interruptions or termination of operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines or penalties, the acceleration of cleanup and site restoration costs, the issuance of injunctions to limit or cease operations and the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our future operations.

Trespassing

The BLM will prevent abuse of public lands while recognizing valid rights and uses under the mining laws. The BLM will take appropriate action to eliminate invalid uses, including unauthorized residential occupancy. The Interior Board of Land Appeals (IBLA) has found that a claim may be declared void by the BLM when it has been located and held for purposes other than the mining of minerals. The issuance of a notice of trespass may occur if an unpatented claim/site is:

●	used for a home site, place of business, or for other purposes not reasonably related to mining or milling activities;

●	used for the mining and sale of leasable minerals or mineral materials, such as sand, gravel and certain types of building stone; or

●	located on lands that for any reason have been withdrawn from location after the effective date of the withdrawal.

Trespass actions are taken by the BLM Field Office.

Environmental Laws

We currently have no costs to comply with environmental laws concerning our exploration program. However, during Phase II, we anticipate that we be subject to various federal and state environmental laws and regulations that will impose significant requirements on our operations. The cost of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations or financial condition. In addition, environmental laws and regulations, particularly relating to air emissions, can reduce our profitability. Numerous federal and state governmental permits and approvals are required for mining operations. When we apply for these permits or approvals, we may be required to prepare and present to federal or state authorities data pertaining to the effect or impact that a proposed exploration for, or production or processing of, may have on the environment. Compliance with these requirements can be costly and time-consuming and can delay exploration or production operations. A failure to obtain or comply with permits could result in significant fines and penalties and could adversely affect the issuance of other permits for which we may apply.

Clean Water Act

The U.S. Clean Water Act and corresponding state and local laws and regulations affect mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. As a result of court decisions and regulatory actions, permitting requirements have increased and could continue to increase the cost and time we expend on compliance with water pollution regulations. These and other regulatory requirements, which have the potential to change due to legal challenges, Congressional actions and other developments increase the cost of, or could even prohibit, certain current or future mining operations. Our operations may not always be able to remain in full compliance with all Clean Water Act obligations and permit requirements. As a result, we may be subject to compliance orders and private party litigation seeking fines, penalties or changes to our operations.

Clean Water Act requirements that may affect our operations include the following:

Section 404

Section 404 of the Clean Water Act requires mining companies to obtain U.S. Army Corps of Engineers (“ACOE”) permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities.

Our construction and mining activities, including our surface mining operations, will frequently require Section 404 permits. ACOE issues two types of permits pursuant to Section 404 of the Clean Water Act: nationwide (or “general”) and “individual” permits. Nationwide permits are issued to streamline the permitting process for dredging and filling activities that have minimal adverse environmental impacts. An individual permit typically requires a more comprehensive application process, including public notice and comment, however an individual permit can be issued for ten years (and may be extended thereafter upon application).

The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the Clean Water Act, whether general permits commonly described as the Nationwide Permit 21 (NWP 21) or individual permits, has been the subject of many recent court cases and increased regulatory oversight. The results may materially increase our permitting and operating costs, permitting delays, suspension of current operations and/or prevention of opening new mines.

Exploration Expenditures

As of October 31, 2015 we have not made expenditures in regard to the actual exploration of the mining claims, other than spending $15,000 for our claims deposit, geological report and other staking and holding costs.

Employees

We do not have any employees other than our sole officer and director, Tracy Fortner. Mr. Fortner works for the Company’s business on a part-time basis. We intend to retain the services of independent geologists and engineers on a contract basis to conduct the exploration program on the Gold Creek Property.

Research and Development Activities

We have not spent any money on research and development activities during the fiscal years ended October 31, 2015 and 2014.

Dividend Policy

We have never paid or declared dividends on our securities. The payment of cash dividends, if any, in the future is within the discretion of our Board and will depend upon our earnings, our capital requirements, financial condition and other relevant factors. We intend, for the foreseeable future, to retain future earnings for use in our business.

ITEM 1A. RISK FACTORS.

AN INVESTMENT IN OUR SECURITIES IS HIGHLY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. WE FACE A VARIETY OF RISKS THAT MAY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS AND MANY OF THOSE RISKS ARE DRIVEN BY FACTORS THAT WE CANNOT CONTROL OR PREDICT. BEFORE INVESTING IN THE SECURITIES YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, TOGETHER WITH THE FINANCIAL AND OTHER INFORMATION CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND YOU MAY LOSE ALL OR A PART OF YOUR INVESTMENT. ONLY THOSE INVESTORS WHO CAN BEAR THE RISK OF LOSS OF THEIR ENTIRE INVESTMENT SHOULD CONSIDER AN INVESTMENT IN OUR SECURITIES.

This Annual Report contains certain statements relating to future events or the future financial performance of our Company. Prospective investors are cautioned that such statements are only predictions and involve risks and uncertainties, and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this Annual Report, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

If any of the following or other risks materialize, the Company’s business, financial condition, and results of operations could be materially adversely affected which, in turn, could adversely impact the value of our securities. In such a case, investors in our securities could lose all or part of their investment.

Prospective investors should consider carefully whether an investment in the Company is suitable for them in light of the information contained in this Report and the financial resources available to them. The risks described below do not purport to be all the risks to which the Company could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

Risks Associated with Our Company and Industry

Due to the Land Freeze, we are currently prohibited from conducting any activities on the Property, our sole asset.

Due to Land Freeze by the ILLM on over 10 million acres of land, including the Property, we are currently prohibited from conducting any exploration activities on our Property which constitutes are sole asset. There can be no assurance that we will be able to commence any activities on our Property or that if we are able to, to what extent. Also, federal land management agencies, including the U.S. Bureau of Land Management, may impose additional restrictions and mitigation obligations on development activities occurring on federal lands, including the Property, which could also adversely impact our business and your investment in our common stock. See “Governmental Regulations and Regulations – Greater Sage-Grouse Conservation.”

Due to the Land Freeze on the Property in 2015, we have been unable have the title to the mining claims on the Property transferred into the Company’s name.

In order to retain title to the mining claims, we are required to renew the Gold Creek claims on an annual basis totaling $190 per claim. On August 31, 2015, Gold Exploration’s title to the mining claims on the Property expired but has been re-staked by the Company. Due to the Land Freeze by the ILLM in 2015 to protect the North American greater sage-grouse, the title to the mining claims on the Property were not able to be transferred into the Company’s name. The Company anticipates once the Land Freeze is lifted, of which there can be no assurances, Gold Exploration will apply to renew the claims and at that point, its claims are expected to be transferred to the Company. There can be no assurances that the Land Freeze will be lifted or that if lifted, we will have sufficient funds to have the mining claims transferred into the Company’s name.

We have limited cash on hand and there is substantial doubt as to our ability to continue as a going concern.

The Company incurred a net loss of $76,094 for the fiscal year ended October 31, 2015. In addition, the Company had a working capital deficiency of $50,774 and stockholders’ deficiency of $81,524 at October 31, 2015. In their report for the fiscal year ended October 31, 2015, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

If we do not obtain additional financing, our business plan will fail.

To date, we have funded our operations through the sale debt securities and we intend to continue doing so for the foreseeable future. A portion of our cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair the Company’s operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of the Company’s stockholders. A judgment creditor would have the right to foreclose on any of the Company’s assets resulting in a material adverse effect on the Company’s business, operating results or financial condition.

Because we have only recently commenced business operations, we face a high risk of business failure.

We have not begun the initial stages of exploration of our mining claims, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully. We were incorporated on April 19, 2013 and to date have been involved primarily in organizational activities, acquiring the mining claims and obtaining financing.

We have not earned any revenues to date and we have not achieved profitability as of October 31, 2015. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mining claims that we plan to undertake.

These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks our business will likely fail and you will lose your entire investment in this offering.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future causing us to run out of funds.

We have not earned revenue and we have never been profitable. Prior to completing exploration on our mining claims, we may incur increased operating expenses without realizing any revenues from our claims, this could cause us to run out of funds and make our business fail and you will lose your entire investment in this offering.

If we cannot find a joint venture partner for the continued development of our mining claims, we may not be able to advance exploration work.

If the results of our Phase II, Phase III and exploration programs are successful on the Property, we may try to enter a joint venture agreement with a partner for the further exploration and possible production on our mining claims. We would face competition from other junior mineral resource exploration companies who have properties that they deem to be attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the mining claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, we may fail and you may lose your entire investment in this offering.

Because our sole officer and director, Tracy Fortner, is only working part-time for our Company, our operations may be sporadic which may result in periodic interruptions or suspensions of operations.

Our sole officer and director, Tracy Fortner, only devotes limited time to our operations. Because Mr. Fortner devotes limited time to our Company, our operations may continue to be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a possible cessation of operations.

Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable mineral deposits will be found.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. We cannot provide investors with assurance that our mining claims contain commercially viable mineral deposits. The exploration program that we will conduct on our claims may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we may be unable to complete our business plan and you could lose your entire investment in this offering.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets resulting in the loss of your entire investment in this offering.

Because access to our mining claims may be restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to our mining claims may be restricted each year due to snow in the area. As a result, any attempts to visit, test, or explore the property maybe largely limited to about nine months per year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found.

Such delays can result in our inability to meet deadlines for exploration expenditures as defined by the State of Nevada. This could cause our business venture to fail and the loss of your entire investment in this offering unless we can meet deadlines.

Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations.

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses in natural resources industries, such as our Company, face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that, as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, communities surrounding operations and the countries in which they operate, benefit and will continue to benefit from their commercial activities. Such pressures tend to be particularly focused on companies whose activities are perceived to have a high impact on their social and physical environment. The potential consequences of these pressures include reputational damage, legal suits, increasing social investment obligations and pressure to increase taxes and royalties payable to governments and communities.

In addition, our ability to successfully obtain key permits and approvals to explore for, develop and operate mines and to successfully operate in communities around the world will likely depend on our ability to develop, operate and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely impacted by real or perceived detrimental events associated with our activities or those of other mining companies affecting the environment, human health and safety of communities in which we operate. Delays in obtaining or failure to obtain government permits and approvals may adversely affect our operations, including our ability to explore or develop properties, commence production or continue operations. Key permits and approvals may be revoked or suspended or may be varied in a manner that adversely affects our operations, including our ability to explore or develop properties, commence production or continue operations.

Our exploration, development, mining and processing operations are subject to extensive laws and regulations governing worker health and safety and land use and the protection of the environment, which generally apply to air and water quality, protection of endangered, protected or other specified species, hazardous waste management and reclamation. For example, in May 2015, the U.S. Department of the Interior released a plan to protect the greater sage grouse, a species whose natural habitat is found across much of the western United States. The U.S. Department of the Interior’s plan is intended to guide conservation efforts on approximately 70 million acres of national public lands, including in Nevada. No assurances can be made that restrictions relating to conservation will not have an adverse impact on our growth plans or not result in delays in project development, constraints on exploration and constraints on operations in impacted areas. During 2015, the U.S. Fish and Wildlife Service engaged in an extensive review and considered whether the greater sage grouse would be placed on the endangered species list under protection of the Endangered Species Act. In late 2015, it was determined that the greater sage grouse would not currently be placed on the endangered species list. Nonetheless, federal land management agencies, including the U.S. Bureau of Land Management, may impose additional restrictions and mitigation obligations on development activities occurring on federal lands, which could also adversely impact our business.

Because market factors in the mining business are out of our control, we may not be able to market any minerals that may be found.

The mining industry, in general, is intensely competitive and we can provide no assurance to investors even if minerals are discovered that a ready market will exist from the sale of any ore found. Numerous factors beyond our control may affect the marketability of metals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital and you may lose your entire investment in this offering.

Because of the inherent limitations during the first year, internal control over financial reporting may not prevent or detect misstatements to our financial statements.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, lack of an Audit Committee, Financial Expert, Independent Director or that the degree of compliance with the policies or procedures may deteriorate and become ineffective. Other risks to be considered are, maintaining proper cash controls, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Additionally, not implementing appropriate information technology controls, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss.

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” or smaller reporting company.

Until such time we are no longer an “emerging growth company” or smaller reporting company, our independent registered public accounting firm is not required to formally attest on our controls and procedures over financial reporting As a result of our independent registered public accounting firm not being required to attest with respect to our controls and procedures over financial disclosure, we may not prevent or detect material misstatements or errors, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies or procedures may deteriorate and become ineffective. Additionally, due to the lack of the auditors’ attestation on the effectiveness of our internal control over financial reporting, the Company may not be able to qualify or receive additional funding, shareholders may not have an accurate financial evaluation of the Company, there may be a decline in share price due to a lack of market confidence, and there may be reduced trading activity causing a lack of liquidity of shareholder investment.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies which will result in less available information for our investors. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Associated with our Common Stock

Because Maverick owns approximately 71.17% of our issued and outstanding common stock, they can exert significant influence over corporate decisions that may be disadvantageous to minority shareholders.

As of the date this Annual Report is being filed, Maverick owns approximately 71.17% of our shares of common stock issued and outstanding. Such ownership grants them control over the Company, such ownership is sufficient to permit them to determine the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and a change in control. The interests of Maverick differ from the interests of our other shareholders and thus may result in corporate decisions that are disadvantageous to our other shareholders.

Historically, our common stock trades sporadically and there is no assurance that a viable, liquid market with low volatility will develop.

Currently, our common stock is listed on the OTCQB but, historically, trades sporadically. However, a robust public market may never materialize and there may not be enough liquidity in such market to enable shareholders to sell their shares. If a viable public market for our common stock does not develop, investors may not be able to resell their shares of common stock, rendering the same effectively worthless and resulting in a complete loss of their investment.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. In addition, prices for our common stock may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Additional issuances of our securities may result in immediate dilution to existing shareholders.

We are authorized to issue up to 150,000,000 shares of common stock, $0.001 par value per share, of which 126,450,000 shares of common stock are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock. We may, in the future, issue shares in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing shareholders’ interests, which will negatively affect the value of your shares.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

●	In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

●	The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

We have staked one mining claim block comprised of 11 claims, or 220 acres, located in Elko County, Nevada as described in “Item 1. Business” under Part I of this Annual Report.

The Company is currently using office space supplied by the CEO, Tracy Fortner, at no cost to the Company. The office address is 3555 ½ Tizer Lane Helena, Montana 59602

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Registration Statement on Form S-1 was declared effective by the SEC on March 15, 2015. Our common stock is quoted on the OTC Pinks under the symbol ARSNE due to the delayed filing of this Form 10-K. Prior to that, our common stock was quoted on the OTC Market’s OTCQB tier.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our Common Stock as reported by the OTC Markets’ for the past two fiscal years. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions. Historically, there has been little to no activity of our common stock. On November 25, 2015, 250 shares traded at $1.00 per share and on December 25, 2015, 100 shares traded at $0.06 per share.

	High		Low

2015 Fiscal Year
1st Quarter ended January 31, 2015	$	N/A	$	N/A
2nd Quarter ended April 30, 2015		$-		$-
3rd Quarter ended July 31, 2015		$-		$-
4th Quarter ended October 31, 2015		$-		$-

2014 Fiscal Year
1st Quarter ended January 31, 2014	$	N/A	$	N/A
2nd Quarter ended April 30, 2014	$	N/A	$	N/A
3rd Quarter ended July 31, 2014	$	N/A	$	N/A
4th Quarter ended October 31, 2014	$	N/A	$	N/A

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

Our common stock is a penny stock. The penny stock disclosure requirements could have the effect of reducing the trading activity in the secondary market for our common stock. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Description of Securities

General

Our authorized capital stock consists of 150,000,000 shares of common stock at a par value of $0.001 per share.

Common Stock

As of October 31, 2015, 8,430,000 shares of common stock were issued and outstanding. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of three percent of shares of common stock issued and outstanding, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders.

A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no preemptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Share Purchase Warrants

As of October 31, 2015, there were no outstanding warrants to purchase our securities. We may, however, issue warrants in the future, to purchase our securities.

Options

As of October 31, 2015, there were no options to purchase our securities outstanding. We may, however, in the future grant such options and/or establish an incentive stock option plan for our directors, employees and consultants.

Convertible Securities

As of October 31, 2015, we have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock. We may, however, issue such convertible or exchangeable securities in the future.

Nevada Anti-Takeover Laws

The provisions of the Nevada Revised Statutes (NRS) sections 78.378 to 78.3793 apply to any acquisition of a controlling interest in a certain type of Nevada corporation known as an “Issuing Corporation”, unless the articles of incorporation or bylaws of the corporation in effect the tenth day following the acquisition of a controlling interest by an acquiring person provide that the provisions of those sections do not apply to the corporation, or to an acquisition of a controlling interest specifically by types of existing or future stockholders, whether or not identified.

The provisions of NRS 78.378 to NRS 78.3793 do not restrict the directors of an “Issuing Corporation” from taking action to protect the interests of the corporation and its stockholders, including, but not limited to, adopting or signing plans, arrangements or instruments that deny rights, privileges, power or authority to a holders of a specified number of shares or percentage of share ownership or voting power.

An “Issuing Corporation” is a corporation organized in the state of Nevada and which has 200 or more stockholders of record, with at least 100 of whom have addresses in the state of Nevada appearing on the stock ledger of the corporation and does business in the state of Nevada directly. As we currently have less than 200 stockholders the statute does not currently apply to us.

If we do become an “Issuing Corporation” in the future, and the statute does apply to us, our directors will have the ability to adopt any of the above mentioned protection techniques whether or not he owns a majority of our outstanding common stock, provided he does so by the specified tenth day after any acquisition of a controlling interest.

Holders of Our Common Stock

As of June 30, 2016, we had 31 record holders of our Common Stock.

Stock Transfer Agent

Below is the name, mailing address, phone and fax numbers, email address and website of our transfer agent:

Action Stock Transfer

2469 E. Fort Union Blvd, Suite 214

Salt Lake City, UT 84121

Phone: (801) 274-1088

Fax: (801) 274-1099

www.actionstocktransfer.com

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the end of the fiscal year ended October 31, 2015.

Recent Sales of Unregistered Securities

To date, we have raised $53,155 via two private offerings, of 6,0000,000 (90,000,000 post-Forward Split) shares of common stock subscribed for at $0.001 to our former officers and directors, for a total cash proceeds of $6,000; 2,430,000 (36,450,000 post-Forward Split) shares of common stock were subscribed for by 34 non-affiliate shareholders at a price of $0.01 for a total cash proceeds of $24,300. The Company registered the 2,430,000 (36,450,000 post-Forward Split) shares of common stock on a Form S-1 declared effective by the SEC on March 10, 2015.

The Company also received loans from our former President in the amount of $24,656. The loans were unsecured, non-interest bearing and are due upon demand giving 30 days’ written notice to the borrower. On September 30, 2015, Maverick assumed this debt pursuant to a Debt Assumption Agreement.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof due to the fact that there was no solicitation or advertising and the did not involve a public offering of securities.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” and elsewhere in this report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this report.

Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “Aureus,” “ARSN” in this section collectively refer to Aureus Incorporated, a Nevada corporation.

Plan of Operations

We are a startup mining exploration company without mining operations. Since our inception, we have not generated any revenues and at October 31, 2015, our net losses were $76,094. In their audit report included in this Annual Report, our auditors have expressed their doubt as to our ability to continue as a going concern. To date, we have funded our operations by issuing equity and debt and our lack of capital has delayed the implementation of our business plan. There can be no assurances that we will be able to obtain such capital on sufficient terms, if at all.

On October 1, 2014, we entered into a Purchase Agreement and acquired the Gold Creek Property comprising of one claim block of 11 claims or 220 acres, in Elko County, Nevada (the “Property”). The Property can be accessed via Nevada State Route #225 connecting to county road USFS Road #745) which provide access to the immediately adjacent Gold Creek Ranger Station.

On October 1, 2014, we entered into an agreement with Gold Exploration Management Services, Inc. to provide us with a summary report about the mining claims, describes the mining claims, the regional geology, the mineral potential of the claim and recommendations how we should explore the claim.

As discussed more fully below under “Government Regulations and Regulations – Greater Sage-Grouse Conservation,” commencing in 2010, there have been federal and state studies and regulations in connection with the conservation of the greater sage-grouse, the largest grouse found in North America currently inhabiting the sage-steppe ecosystems in Montana, southern Idaho, northeastern California, eastern Oregon, northwestern Colorado, and broader sections of Wyoming, Utah and Nevada.

In 2014, Nevada adopted the Nevada Greater Sage-grouse Conservation Plan of 2014 (“2014 State Plan”), a sage-grouse conservation plan which provides broad goals, objectives, and management actions to ameliorate the primary threats to sage-grouse in Nevada. Nevada is also in the process of developing a Nevada Sage-Grouse Strategic Action Plan (“SAP”) which is expected to into greater detail and identify areas to focus conservation efforts in order to achieve the broad goals and objectives outlined in the 2014 State Plan.

Also, on September 23, 2015, the Assistant Secretary of the Interior for Land and Minerals Management (“ILLM”) approved an application to withdraw (i.e., prohibiting mining) approximately 10 million acres of public and National Forest System lands identified as Sagebrush Focal Areas in Idaho, Montana, Nevada, Oregon, Utah, and Wyoming from location and entry under the United States mining laws to protect the greater sage-grouse and its habitat from adverse effects of locatable mineral exploration and mining, subject to valid existing rights. Comments on the proposed withdrawal application or scoping comments on issues to be analyzed in the Environmental Impact Statement must have been received by December 23, 2015.

The Company’s Property is included in the approximately 10 million acres of land currently closed for mining exploration by the ILLM and being studied by Nevada in connection with SAP. Therefore, the Company is currently prohibited from conducting any mining activities on the Property and, depending on the outcomes of the ILLM’s Environmental Impact Statement and Nevada’s SAP, the Company may be permanently prohibited or restricted from conducting any activities on the Property. The Company intends, however, to pursue potential acquisitions of other land on which it may conduct mining activities. The Company is not currently a party to any oral or written agreement to purchase any land at this point in time.

If and when we are permitted to conduct exploration activities on the Property or any additional land we acquire, our goal is to assess whether our claim or claims possess any commercially viable mineral deposits by a four phase program.

During the next 12 months, we do not anticipate generating any revenue. If additional funds become required, the additional funding will come from equity financing from the sale of our equity of debt securities or sale of part of our interest in our mining claims. If we are successful in completing an equity or convertible debt financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our securities to fund our operations or programs. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with another resource company to provide the required funding to complete our Phase IV exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase IV. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mining claims to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mining claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

●	Our ability to raise additional funding;

●	The market price for, gold and silver;

●	The results of our proposed exploration programs on the mineral property; and

●	Our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral reserve.

Below is our budget for our proposed exploration program.

Phases I-IV Exploration Program

	Unit Cost Incl Tax	Units	Total Cost
BUDGET Phase I
Budget–Initial Engineering Report
Cost Element
Geologist Professional Fees	800	6	4,800
Rock, Soil and Stream Sediment Samples 40 Samples	30	40	1,200
Field Vehicles: Transportation Inclusive	100	5	500
Compilation and Data Input	700	3	2,100
Report Preparation, Drafting and Copying, Communications	900	1	900
Total Including Contingencies			9,500

	Unit Cost Incl Tax	Units	Total Cost
BUDGET PHASE II
Geochemical Sampling: Soil, rock and Talus Fines:	300	10	3,000
Geological Mapping and Supervision	800	10	8,000
Environmental Permitting and Bonding	8,000	1	8,000
Assays and Analyses	28	50	1,400
Sample and Materials Transportations	1,000	1	1,000
Field Vehicles	120	10	1,200
Compilation and Data Input	700	2	1,400
Report Preparation, Drafting and Copying, Communications	1,000	1	1,000
Subtotal			25,000
Contingency 10%			2,500
BUDGET PHASE II			27,500

	Unit Cost Incl Tax	Units	Total Cost
BUDGET PHASE III
Geochemical Sampling: Rock, Detailed Target Definition	20	300	6,000
Geological Mapping and Supervision	800	16	12,800
Environmental Permitting and Bonding	11,000	1	11,000
Road and Trail preparation	6,000	1	6,000
Trenching and detailed sampling	10,000	1	10,000
Assays and Analyses	28	150	4,200
Sample and Materials Transportations	50	40	2,000
Field Vehicles	120	12	1,440
Compilation and Data Input	700	8	5,600
Report Preparation, Drafting and Copying, Communications	2,000	1	2,000
Subtotal			61,040
Contingency 10%			6,104
BUDGET PHASE III			67,144

	Unit Cost Incl Tax	Units	Total Cost
BUDGET- PHASE IV
Diamond Drilling 3000 Feet	40	3,000	120,000
Mob/Demob	10,000	1	10,000
Geological Mapping and Supervision	800	30	24,000
Environmental Permitting and Bonding	15,000	1	15,000
Road and Trail preparation	6,000	1	6,000
Assays and Analyses	25	1,000	25,000
Sample and Materials Transportations	50	50	2,500
Field Vehicles	120	40	4,800
Compilation and Data Input	700	20	14,000
Report Preparation, Drafting and Copying, Communications	5,000	1	5,000
Subtotal			226,300
Contingency 10%			22,630
BUDGET PHASE IV			248,930

Risks and Uncertainties

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term. The primary risk that we face over the long term is that our mining claims may not contain a commercially viable mineral deposit. If our mining claims do not contain a commercially viable deposit, this will have a material effect on our ability to earn revenue and income as we will not be able to sell any minerals.

There are a number of industry-wide risk factors that may affect our business. The most significant industry-wide risk factor is that mineral exploration is an inherently risky business. Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine.

In order for us to commence mining operations we face a number of challenges which include finding qualified professionals to conduct our exploration program, obtaining adequate financing to continue our exploration program, locating a viable ore body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue. Another important industry-wide risk factor is that the price of commodities can fluctuate based on world demand and other factors. For example, if the price of a mineral were to dramatically decline this could make any ore we have on our mining claims uneconomical to mine. We and other companies in our business are relying on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

Finally, we face a risk of not being able to finance our exploration plans. With each unsuccessful attempt at locating a commercially viable mineral deposit we become more and more unattractive in the eyes of investors. For the short term this is less of an issue because we have enough funds to complete the first phase of our exploration program. However, over the long term this can become a serious issue that can be difficult to overcome. Without adequate financing we cannot operate and complete our exploration on the Gold Creek Property. However, this risk is faced by all exploration companies and it is not unique to us.

For the Fiscal Year Ended October 31, 2015 and October 31, 2014

Revenues

We did not have any revenue for the fiscal year ended October 31, 2015 and October 31, 2014.

Research and Development

For the fiscal years ended October 31, 2015 and 2014, the Company spent $0 on research and development activities.

Total operating expenses

For the fiscal year ended October 31, 2015, total operating expenses were $76,094, which included general and administrative expenses of $61,094. For the fiscal year ended October 31, 2014, total operating expenses were $4,575, which consisted of general and administrative expenses of $61,094. The increase of $56,519 in total operating expenses was primarily the result of increased in general and administrative fees of $56,519 incurred as a result of being a reporting company.

Net loss

Net loss for the fiscal year ended October 31, 2015 was $76,094 compared to net loss of $4,575 for the fiscal year ended October 31, 2014. This increase was primarily due to the impairment of mineral property and increase in General expenses.

Liquidity and Capital Resources

As of October 31, 2015, the Company had a cash balance of $924. We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company.

Since inception, the Company has funded its operations through the sale of equity securities and loans from our executive officers.

To date, we have raised $53,155 via two private offerings, of 6,0000,000 (90,000,000 post-Forward Split) shares of common stock subscribed for at $0.001 to our former officers and directors, for a total cash proceeds of $6,000; 2,430,000 (36,450,000 post-Forward Split) shares of common stock were subscribed for by 34 non-affiliate shareholders at a price of $0.01 for a total cash proceeds of $24,300. The Company registered the 2,430,000 (36,450,000 post-Forward Split) shares of common stock on a Form S-1 declared effective by the SEC on March 10, 2015.

The Company also received loans from our former President in the amount of $24,656. The loans were unsecured, non-interest bearing and are due upon demand giving 30 days’ written notice to the borrower. On September 30, 2015, Maverick assumed this debt pursuant to a Debt Assumption Agreement.

As of October 31, 2015, we had no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company incurred a net loss of $76,094 for the fiscal year ended October 31, 2015. In addition, the Company had a working capital deficiency of $50,774 and stockholders’ deficiency of 50,774 at October 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need approximately $250,000 to fund its expenses and execute its business plan over the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

Cash and Cash Equivalents

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Fiscal Year Ended October 31,
	2015	2014
Cash, beginning of period	$32,725	$—
Net cash provided by used in operating activities	(53,602)	(4,575)
Net cash used in investing activities	—	(15,000)
Net cash provided by financing activities	21,801	52,300
Cash, end of period	$924	$32,725

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of October 31, 2015 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since the fiscal year ended October 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Aureus Incorporated

We have audited the accompanying balance sheets of Aureus Incorporated as of October 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aureus Incorporated as of October 31, 2015 and 2014 and the related statement of operations, changes in stockholders’ equity and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenues and earnings since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3, which includes achieving profitable operations and raising additional funds through financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

Walnut, CA

July 1, 2016

AUREUS INCORPORATED

BALANCE SHEETS

	October 31, 2015	October 31, 2014
	(Audited)	(Audited)
ASSETS

Current assets:
Cash	$924	$32,725
Prepaid Professional Fees	1,248	-
Deposit on property	-	15,000

Total assets	$2,172	$47,725

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

Current Liabilities:
Accounts payable	$8,115	$-
Accrued expenses	175	-
Note payable	20,000	-
Loan from related Party	24,656	22,855
	$52,946	$22,855

Stockholders’ equity:
Common stock; authorized 150,000,000; 8,430,000 shares at $0.001 par issued and outstanding at October 31, 2015 and nil at October 31, 2014	$8,430	$-
Stock Subscription received	-	30,300
Additional Paid in Capital	22,320	-
Accumulated deficit	$(81,524)	$(5,430)

Total stockholders’ equity (deficit)	$(50,774)	$24,870

Total liabilities and stockholders’ equity / (deficit)	$2,172	$47,725

The accompanying notes are an integral part of these financial statements

AUREUS INCORPORATED

STATEMENTS OF OPERATIONS

(AUDITED)

	For the Year Ended October 31, 2015	For the Year Ended October 31, 2014

REVENUES	$-	$-

OPERATING EXPENSES
Impairment of deposit on mineral property	$15,000	$-
General and administrative	61,094	4,575

Total Operating Expenses	$76,094	$(4,575)

Net loss for the period	$(76,094)	$(4,575)

Net loss per share:
Basic and diluted	$(0.01)	$-

Weighted average number of shares outstanding:
Basic and diluted	8,430,000	-

The accompanying notes are an integral part of these financial statements

AUREUS INCORPORATED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			Stock		Total
	Number of		Additional	Subscriptions	Accumulated	Shareholders’
	Shares	Par Value	Paid in Capital	Received	Deficit	Equity
BALANCE OCTOBER 31, 2013	-	$-	$-	$-	$(855)	$(855)
Shares subscribed at $0.001	-	-	-	6,000	-	6,000
Shares subscribed at $0.01	-	-	-	24,300	-	24,300
Net loss	-	-	-	-	(4,575)	(4,575)
BALANCE OCTOBER 31, 2014	-	-	-	30,300	(5,430)	24,870
Capital contribution	-	-	450	-	-	450
Receipt of payment for subscription receivable	8,430,000	8,430	21,870	(30,300)	-	-
Net loss	-	-	-	-	(76,094)	(76,094)
BALANCE OCTOBER 31, 2015	8,430,000	$8,430	$22,320	$-	$(81,524)	$(50,774)

The accompanying notes are an integral part of these financial statements

AUREUS INCORPORATED

STATEMENTS OF CASH FLOWS

	For the Year Ended October 31, 2015	For the Year Ended October 31, 2014

Cash flow from operating activities:
Net loss	$(76,094)	$(4,575)
Capital contribution	450	-
Impairment of mineral property	15,000	-
Increase in prepaid expenses	(1,248)
Increase in accounts payable	8,115	-
Increase in accrued expenses	175	-
Net cash used in operating activities	(53,602)	(4,575)

Cash flows from investing activities:
Deposit on mineral property acquisition	-	(15,000)
Net cash used in investing activities	-	(15,000)

Cash flows from financing activities:
Stock subscriptions received	-	30,300
Proceeds from notes payable	20,000	-
Loan from related party	1,801	22,000
Net cash provided by financing activities	21,801	52,300

Increase (Decrease) in cash during the period	(31,801)	32,725

Cash, beginning of period	32,725	-

Cash, end of period	$924	$-

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

AUREUS INCORPORATED

NOTES TO THE UUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Aureus Incorporated (the “Company”) was incorporated in the State of Nevada on April 19, 2013. The Company was organized to develop and explore mineral properties in the State of Nevada.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of October 31, 2015 and October 31, 2014, there were no cash equivalents.

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

Impairment of Long Lived Assets

The Company tests its assets for recoverability whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, which includes comparing the carrying amount of a long-lived asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. For the Company’s mining claims, this test includes examining the discounted and undiscounted cash flows associated with value beyond proven and probable reserves, in determining whether the mining claim is impaired.

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses.

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

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 and have analyzed filing positions in United States jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the United States as our “major” tax jurisdiction. Generally, we remain subject to United States examination of our income tax returns.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.

FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

●	Level 1: Quoted prices in active markets for identical assets or liabilities

●	Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Basic and Diluted Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the year ended October 31, 2015 and 2014, there were no potentially dilutive securities.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and doesn’t expect any impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-3, “Interest - Imputation of Interest (Subtopic 835-30),” related to the presentation of debt issuance costs. This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. We will adopt this pronouncement for our year beginning January 1, 2016. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

NOTE 4 – INCOME TAXES

No provision was made for federal income tax for the year ended October 31, 2015 and 2014, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $76,094 and $5,430, respectively which begins to expire in 2031 unless utilized beforehand. The Company generated a deferred tax asset through the net operating loss carry-forward. However, a valuation allowance of 100% has been established.

NOTE 5 – STOCK SUBSCRIPTIONS RECEIVED

Between July 25 and September 12, 2014 the Company received $30,300 for common stock subscriptions. 6,000,000 of these shares were subscribed for by the officers and directors of the Company at $.001 per share. The remaining 2,430,000 shares were subscribed for by third parties at $.01 per share. At October 31, 2015, the Company has issued all shares related to these common stock subscriptions.

NOTE 6 – LOAN FROM RELATED PARTY

During the period from April 19, 2013 to October 31, 2015 the Company received advances totaling $24,656 from a related party, the advance is unsecured, non-interest bearing and is due upon demand giving 30 days written notice to the borrower. The balance of loan from related party as of October 31, 2015 and October 31, 2014 are $24,656 and $22,855, respectively.

NOTE 7 – NOTES PAYABLE

On September 9, 2015, we sold Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of October 31, 2015 accrued interest amounted to $175.

NOTE 8 – DEPOSIT ON MINERAL PROPERTY ACQUISITION

On October 1, 2014 the Company entered into a Purchase Agreement with Gold Exploration Management Services, Inc. to purchase 11 claims in Mineral County Nevada known as the Gold Creek Property. The Company has paid a total of $15,000 for the purchase of the Gold Creek Property, and is reflected in the financial statements as a deposit, until such time as the ownership has been transferred to the Company. On October 31, 2015 the Company recorded an impairment of $15,000.

NOTE 9 – SUBSEQUENT EVENTS

On November 16, 2015, we sold Craigstone a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On March 22, 2016, we sold Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2015, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of October 31, 2015, our internal control over financial reporting was not effective because of the following material weaknesses:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●	As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

●	The Company’s Board of Directors has only one director and does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

The Company did not file this Annual Report on Form 10-K nor the two quarterly reports on Form 10-Q for the subsequent fiscal quarters ended January 31, 2016 and April 30, 2016 within the appropriate filing deadlines and were subsequently delinquent in our filings with the SEC under the Securities Exchange Act of 1934, as amended. This delinquency is due the Company’s limited financial and personnel resources.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, if and when the Company obtains sufficient capital resources, management intends to hire personnel with sufficient U.S. GAAP knowledge and experience and to segregate appropriate duties among them. We also intend to appoint one or more independent members to our Board of Directors who shall also be appointed to a standing audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. While we are actively seeking outside members, including candidates with accounting experience, we cannot provide any assurance that we will be successful. Given the size of our Company, lack of revenues and current lack of financing to continue with our business, it is unlikely that we will be able to hire any additional personnel or that anyone will agree to join our Board until general economic conditions and our own business prospects improve significantly.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

On September 17, 2015, the board of directors (the “Board”) of the Company increased the size of the Board to three persons and appointed Mr. Tracy Fortner to fill the created vacancy. Directors serve for a period of one year until the next stockholders’ meeting and until their respective successor is elected and qualifies.

On September 17, 2015, Dong Gu Kang and Min Jung Kang resigned from the board of directors and as executive officers of the Company, effective immediately. Dong Gu Kang had been serving as the President, Chief Executive Officer, Secretary of the Company. Min Jung Kang had been serving as the Treasurer of the Company. Their respective departures were not related to any issues regarding financial disclosures or accounting or legal matters.

On September 17, 2015, the Board appointed Tracy Fortner as the President, Chief Executive Officer, Secretary and Treasurer of the Company.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Merger:

Name:	Age:	Person:	Director Since:

Tracy Fortner	51	President, Chief Executive Officer, Chairman, Secretary and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)	September 17, 2015

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Executive officers are appointed by, and serve at the pleasure of, the Board of Directors of the Company, subject to any contractual arrangements.

Business Experience

Tracy Fortner, age 51, began his career in gold recovery in the 1980’s at which time he worked as an apprentice mining engineer with Overton Engineering. It was in that capacity that he learned about gold and its properties. During his employment with Overton Engineering, Mr. Fortner worked on projects throughout the western United States developing hydro mining and mineral mining and designing and building mine sites. Also during this time, Mr. Fortner began developing the basis for his own mineral and mining company. In the late 1980s and early 1990s, Mr. Fortner began performing placer gold exploration and development both on his own personal projects as well as contract projects. He has continued this line of work since that time, and although he has experience in gold dredging, hard rock and underground mining, he has developed extensive knowledge of mineral exploration, property testing and evaluation, mine layout and design, development and refining of precious metals and reclamation of mined properties with a concentration in fine gold recovery and placer properties. Mr. Fortner has been consistently successful in his mining endeavors in a personal capacity as well as a consultant capacity. He has operated and/or consulted on placer projects in Montana, Wyoming, Nevada, Arizona, South Dakota and California as well as Alaska, Columbia and Mexico. Mr. Fortner is a certified MSHA (Mine Safety & Health Administration) trainer and is recognized as a professional mine consultant by the Federal Mine Safety & Health Administration. In addition to exploration, development and refining, Mr. Fortner designs and builds placer mining equipment to meet the specific needs of the project property. Those equipment designs have been placed on projects in Alaska, Montana and Africa among others.

Since 1998, Mr. Fortner has owned American Exploration & Development, a Montana corporation located in Helena, Montana, where his duties include consulting on placer and hard rock projects, mine site evaluation, permitting, engineer equipment, fabrication, installation and operation of said equipment. Since 2008, Tracy has also owned MMD, LLC (Mine Management & Development), a Montana limited liability company located in Helena, MT, which he formed for specific management of mining operations and employees. Since 2008, he has been serving as the President of CMI Associates, Inc., a Montana corporation located in Helena, MT, and engaged in mining. From 2008 to 2013, Mr. Fortner served as the President of Vigilante Mining Equipment, LLC, where his duties included the development of new mining equipment the oversight of testing new mining techniques. Vigilante Mining Equipment was acquired by American Exploration and Development in 2013.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, Tracy Fortner, our only director, does not qualify as independent under the applicable standards of the SEC and the NASDAQ stock market.

Family Relationships

None

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

We currently do not have a separately standing Audit Committee due to our limited size and our Board performs the functions that would otherwise be performed by an Audit Committee.

Compensation Committee

The Company does not have a Compensation Committee due to our limited size and our Board performs the functions that would otherwise be performed by a Compensation Committee. Our Board intends to form a Compensation Committee when needed.

Other Committees

We do not currently have a separately-designated standing nominating committee. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our Board, it is not practical for us to have committees other than those described above, or to have more than two directors on such committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and our committees and allocate responsibilities accordingly.

Significant Employees

We do not have any significant employees other than our current executive officers and directors named in this Report.

Code of Ethics

Due to our small size, we have not adopted a Code of Ethics and Code of Business Conduct that applies to our officers and directors, and critical employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended October 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended October 31, 2015; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended October 31, 2015 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended October 31, 2015.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Fiscal Year ended October 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tracy Fortner-Chief Executive Officer, President, Secretary and Treasurer (1)	2015	0	-	-	-	-	-	-	$0
	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Dong Gu Kang Former President, Chief Executive Officer (2)	2015	0		0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

(1)	Tracy Fortner was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on September 17, 2015.

(2)	Dong Gu Kang served as the President, Chief Executive Officer and Secretary of the Company from its inception until September 17, 2015.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

We have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of October 31, 2015. The Company does not currently have an equity incentive plan but intends to adopt one in the future.

Employment Agreements

None.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

No director received or accrued any compensation for his or her services as a director during the fiscal year ended October 31, 2015.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of the filing date of this Annual Report, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Aureus Incorporated, 3555 ½ Tizer Lane, Helena, MT 59602.

	Common Stock
Name and Address of Beneficial Owner	Amount	Percent of Class (1)

Officers & Directors:
Tracy Fortner -CEO, Pres., Sec, Treas. & Chairman	0	0

All Directors and Officers as a group (1 person)	0	0%

Maverick, LLC (2)	90,000,000	71.17%

(1) Based on 126,450,000 shares of Common Stock outstanding as of the filing date of this Annual Report. 2016.

(2) Ester Barrios is the Managing Member of Maverick has voting and dispositive control over these securities. The address for Maverick, LLC is the Henville Building, Prince Charles Street, Charlestown, Nevis.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Under Rule 404 of Regulation S-K, we are required to describe any transaction, since the beginning of October 31, 2014, or any currently proposed transaction, in which the Company was or is to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, Tracy Fortner, our only director, does not qualify as independent under the applicable standards of the SEC and the NASDAQ stock market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2015 and October 31, 2014 for professional services rendered by TAAD LLP, our principal accountants for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended October 31, 2015:	$9,200

Fiscal year ended October 31, 2014:	$8,700

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2015 and 2014 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended October 31, 2015:	$0

Fiscal year ended October 31, 2014:	$0

Tax Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2015 and 2014 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended October 31, 2015:	$0

Fiscal year ended October 31, 2014:	$0

All Other Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2013 and 2014 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended October 31, 2015:	$0

Fiscal year ended October 31, 2014:	$0

Pre-Approval Policies and Procedures

We have not used TAAD LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have never engaged TAAD LLP to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered. The board of directors has considered the nature and amount of fees billed TAAD LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No:	Description:

3.1	Articles of Incorporation (Filed as an exhibit to Registration Statement on Form S-1 filed on October 12, 2014 (File No: 333-200114) and incorporated by reference herein)

3.2	Bylaws (Filed as an exhibit to Registration Statement on Form S-1 filed on October 12, 2014 (File No: 333-200114) and incorporated by reference herein)

10.1	Property Agreement, dated October 1, 2014, between Gold Exploration Management Services, Inc. Aureus Incorporated (Filed as an exhibit to Registration Statement on Form S-1 filed on October 12, 2014 (File No: 333-200114) and incorporated by reference herein)

10.2	Stock Purchase Agreement, dated as of September 30, 2015, by and among Dong Gu Kang, Min Jung Kang, Maverick LLC (Filed as an exhibit to a Current Report on Form 8-K filed on October 2, 2015and incorporated by reference herein)

10.3	Debt Assumption Agreement, dated as of September 30, 2015, by and among Aureus Incorporated, Maverick LLC, Dong Gu Kang and Min Jung Kang (Filed as an exhibit to a Current Report on Form 8-K filed on October 2, 2015 and incorporated by reference herein)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUREUS INCORPORATED

By:	/s/ TRACY FORTNER
Tracy Fortner
President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Date: July 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TRACY FORTNER	President, Chief Executive Officer, Secretary,	July 1, 2016
Tracy Fortner	Treasurer and Chairman of the Board of Directors
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

