Form 10-Q
period 2016-01-31
Aureus Inc
filed 2016-07-18
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55398

AUREUS INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

3555 ½ TizerLand, Helena, MT 59602

(Address of principal executive offices, including zip code)

(775) 398-3173

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 126,450,000 shares of common stock as of July 15, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AUREUS INCORPORATED

CONDENSED BALANCE SHEETS

	January 31, 2016	October 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$518	$924
Prepaid Professional Fees	999	1,248
Total assets	$1,517	$2,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$19,115	$8,115
Accrued Expenses	962	175
Note payable	40,000	20,000
Loan from Related Party	24,656	24,656
	$84,733	$52,946

Stockholders’ deficit :
Common stock; authorized 150,000,000; 126,450,000 shares at $0.001 par issued and outstanding at January 31, 2016 and October 31, 2015	$126,450	$126,450
Additional Paid in Capital	(95,700)	(95,700)
Accumulated deficit	$(113,966)	$(81,524)

Total stockholders’ deficit	$(83,216)	$(50,774)

Total liabilities and stockholders’ deficit	$1,517	$2,172

The accompanying notes are an integral part of these financial statements

AUREUS INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Month Period Ended January 31, 2016	For the Three Month Period Ended January 31, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	$31,706	$10,931

Total Operating Expenses	$31,706	$10,931

Interest Expense	736	-
Net loss for the period	$(32,442)	$(10,931)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	126,450,000	126,450,000

The accompanying notes are an integral part of these financial statements

AUREUS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Month Period Ended January 31, 2016	For the Three Month Period Ended January 31, 2015

Cash flow from operating activities:
Net loss	$(32,442)	$(10,931)
Decrease / (Increase) in prepaid expenses	250	(4,000)
Increase in accounts payable	11,000	-
Increase in accrued expenses	786	-
Net cash used in operating activities	(20,406)	(14,931)

Cash flows from financing activities:
Proceeds from notes payable	20,000	-
Loan from related party	-	597
Net cash provided by financing activities	20,000	597

Decrease in cash during the period	(406)	(14,334)

Cash, beginning of period	924	32,725

Cash, end of period	$518	$18,391

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

AUREUS INCORPORATED

NOTES TO CONDESNED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Aureus Incorporated (the “Company”) was incorporated in the State of Nevada on April 19, 2013. The Company was organized to develop and explore mineral properties in the State of Nevada. On October 1, 2014, the Company entered into a Purchase Agreement with Gold Exploration Management Services, Inc. (“Gold Exploration”) pursuant to which the Company purchased 100% of Gold’s Exploration’s interest in one claim block of 11 claims or 220 acres, in Elko County, Nevada (the “Gold Creek Property”) for $15,000. The claims were registered in the name of Gold Exploration. On August 31, 2015, Gold Exploration’s title to the mining claims on the Gold Creek Property expired but has been re-staked by the Company. In September 2015, the Interior for Land and Minerals Management (“ILLM”) imposed a prohibition on mining activities on 10 million acres of public and National Forest System Lands, including the Gold Creek Property, in order to protect the greater sage-grouse and its habitat from adverse effects of locatable mineral exploration and mining activities, subject to valid existing rights (the “Land Freeze”). Due to the Land Freeze, the Company has not been able to have the title to the Gold Creek Property transferred into the Company’s name or to conduct any activities on the Gold Creek Property.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015. The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and accompanying notes filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of January 31, 2016 and October 31, 2015, there were no cash equivalents.

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

Basic and Diluted Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended January 31, 2016 and 2015, there were no potentially dilutive securities.

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

NOTE 4 – LOAN FROM RELATED PARTY

During the period from April 19, 2013 to October 31, 2015, the Company received advances totaling $24,656 from Dong Gu Kang and Min Jung Kang, the Company’s former executive officers and directors (the “Selling Stockholders”). The advance was unsecured, non-interest bearing and due upon demand giving 30 days written notice to the borrower. In connection with the Stock Purchase Agreement, dated September 30, 2015, among the Company, the Selling Stockholders and Maverick, LLC, a Nevis limited liability company (“Maverick”), pursuant to which Maverick purchased 90,000,000 shares of common stock of the Company from the Selling Stockholders, Maverick assumed $24,656 in outstanding debt owed the Selling Stockholders by the Company; constituting 100% of the debt owed the Selling Stockholders of the Company, pursuant to a Debt Assumption Agreement, dated September 30, 2015, between the Company, the Selling Stockholders and Maverick. Maverick beneficially owns 71.7% of the common stock of the Company.

The balance of loan from related party as of January 31, 2016 and October 31, 2015 are $24,656 and $24,656, respectively.

NOTE 5 – NOTES PAYABLE

On September 9, 2015, we sold Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of January 31, 2016 and October 31, 2015, accrued interest amounted to $579 and $175, respectively.

On November 16, 2015, we sold Craigstone a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of January 31, 2016 accrued interest amounted to $333.

NOTE 6 – DEPOSIT ON MINERAL PROPERTY ACQUISITION

On October 1, 2014, the Company entered into a Purchase Agreement with Gold Exploration Management Services, Inc. to purchase 11 claims in Mineral County Nevada known as the Gold Creek Property (the “Gold Creek Property”). The Company paid a total of $15,000 for the purchase of the Gold Creek Property, and was reflected in the financial statements as a deposit, until such time as the ownership transferred to the Company. In September 2015, the Interior for Land and Minerals Management (“ILLM”) imposed a prohibition on mining activities on 10 million acres of public and National Forest System Lands, including the Gold Creek Property, in order to protect the greater sage-grouse and its habitat from adverse effects of locatable mineral exploration and mining activities, subject to valid existing rights (the “Land Freeze”). Due to the Land Freeze, the Company has not been able to have the title to the Gold Creek Property transferred into the Company’s name or to conduct any activities on the Gold Creek Property. On October 31, 2015 the Company recorded an impairment of $15,000 due the Land Freeze.

NOTE 7 – COMMON STOCK

On November 17, 2015, the Company, authorized a fifteen-for-one (15:1) forward stock split of the Company’s common stock, par value $0.001 per share without changing the authorized number or par value of the Common Stock and with fractional shares resulting from the Forward Split being rounded up to the nearest whole number. The Forward Split became effective on November 25, 2015. As a result of the Forward Split, the number of the Company’s issued and outstanding shares of Common Stock were increased from 8,430,000 to 126,450,000. The amounts are being presented retroactive in the financial statements at January 31, 2016.

NOTE 8 – SUBSEQUENT EVENTS

On March 22, 2016, we sold Craigstone Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operations

We are a startup mining exploration company without mining operations. Since our inception, we have not generated any revenues and our net losses were $(32,442) for the three months ended January 31, 2016 and our accumulated stockholders deficit was $(83,216) at January 31, 2016. In their audit report included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, our auditors have expressed their doubt as to our ability to continue as a going concern. To date, we have funded our operations by issuing equity and debt and our lack of capital has delayed the implementation of our business plan. There can be no assurances that we will be able to obtain such capital on sufficient terms, if at all.

Corporate History; Overview

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

On September 17, 2015, Dong Gu Kang and Min Jung Kang resigned from the Board and as executive officers of the Company, effective immediately. Dong Gu Kang had been serving as the President, Chief Executive Officer, Secretary of the Company. Min Jung Kang had been serving as the Treasurer of the Company. Their respective departures were not related to any issues regarding financial disclosures or accounting or legal matters.

On September 17, 2015, the Board appointed Tracy Fortner as the President, Chief Executive Officer, Secretary and Treasurer of the Company.

On November 25, 2015, we effected a fifteen-for-one (15:1) forward stock split (the “Forward Split”) of the Company’s common stock, without changing the authorized number or par value of the Common Stock and with fractional shares resulting from the Forward Split being rounded up to the nearest whole number. As a result of the Forward Split, the number of the Company’s issued and outstanding shares of Common Stock was increased from 8,430,000 to 126,450,000. Unless noted otherwise, all share amounts in this Report reflect the Forward Split.

Overview

On October 1, 2014, we entered into a Purchase Agreement with Gold Exploration Management Services, Inc. (“Gold Exploration”) pursuant to which we purchased 100% of Gold’s Exploration’s interest in one claim block of 11 claims or 220 acres, in Elko County, Nevada (the “Gold Creek Property”) for $15,000. The Gold Creek Property is accessible via Nevada State Route #225 connecting to county road USFS Road #745) which provide access to the immediately adjacent Gold Creek Ranger Station. The nearest commercial airport is in Reno, approximately 260 road miles from the Gold Creek Property. The claims were registered in the name of Gold Exploration. On August 31, 2015, Gold Exploration’s title to the mining claims on the Gold Creek Property expired but has been re-staked by the Company. Due to the Land Freeze (as defined below) by the ILLM in 2015 of 10 million acres of public and National Forest System lands identified as Sagebrush Focal Areas in Idaho, Montana, Oregon, Utah, Wyoming and Nevada, including the Gold Creek Property, to protect the greater sage-grouse, Gold Creek’s title to the mining claims on the Gold Creek Property has not been transferred into the Company’s name. The Company anticipates once the Land Freeze is lifted, of which there can be no assurances, Gold Exploration will apply to renew the claims and at that point the claims are expected to be transferred to the Company. There can be no assurances that the Land Freeze will be lifted or that if lifted, we will have sufficient funds to have the mining claims transferred into the Company’s name. The $15,000 paid by the Company for the purchase of the Gold Creek Property is reflected in the financial statements as a deposit, until such time as the ownership transferred to the Company.

Land Freeze – Force Majeure

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

The Company’s Property is included in the approximately 10 million acres of land currently closed for mining exploration under the Land Freeze by the ILLM and being studied by Nevada in connection with SAP. Therefore, under this force majeure event, the Company is currently prohibited from conducting any mining activities on the Gold Creek Property and, depending on the outcomes of the ILLM’s Environmental Impact Statement and Nevada’s SAP, the Company may be permanently prohibited or restricted from conducting any activities on the Gold Creek Property. The Company intends, however, to pursue potential acquisitions of other land on which it may conduct mining activities. The Company is not currently a party to any oral or written agreement to purchase any land at this point in time.

If and when we are permitted to conduct exploration activities on the Gold Creek Property or any additional land we acquire, our goal is to assess whether our claim or claims possess any commercially viable mineral deposits by a four phase program.

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

We may consider entering into a joint venture partnership by linking with another resource company to provide the required funding to complete our four phase exploration program. We have not undertaken any efforts to locate a joint venture partner for the program. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mining claims to the joint venture partner.

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

Below is our budget for our proposed four phase exploration program.

Phases I-IV Exploration Program

BUDGET Phase I	Unit Cost Incl Tax	Units	Total Cost
Budget–Initial Engineering Report
Cost Element
Geologist Professional Fees	800	6	4,800
Rock, Soil and Stream Sediment Samples 40 Samples	30	40	1,200
Field Vehicles: Transportation Inclusive	100	5	500
Compilation and Data Input	700	3	2,100
Report Preparation ,Drafting and Copying, Communications	900	1	900
Total Including Contingencies			9,500

BUDGET PHASE II	Unit Cost Incl Tax	Units	Total Cost
Geochemical Sampling: Soil, rock and Talus Fines:	300	10	3,000
Geological Mapping and Supervision	800	10	8,000
Environmental Permitting and Bonding	8,000	1	8,000
Assays and Analyses	28	50	1,400
Sample and Materials Transportations	1,000	1	1,000
Field Vehicles	120	10	1,200
Compilation and Data Input	700	2	1,400
Report Preparation ,Drafting and Copying, Communications	1,000	1	1,000
Subtotal			25,000
Contingency 10%			2,500
BUDGET PHASE II			27,500

BUDGET PHASE III	Unit Cost Incl Tax	Units	Total Cost
Geochemical Sampling: Rock ,Detailed Target Definition	20	300	6,000
Geological Mapping and Supervision	800	16	12,800
Environmental Permitting and Bonding	11,000	1	11,000
Road and Trail preparation	6,000	1	6,000
Trenching and detailed sampling	10,000	1	10,000
Assays and Analyses	28	150	4,200
Sample and Materials Transportations	50	40	2,000
Field Vehicles	120	12	1,440
Compilation and Data Input	700	8	5,600
Report Preparation, Drafting and Copying, Communications	2,000	1	2,000
Subtotal			61,040
Contingency10%			6,104
BUDGET PHASE III			67,144

BUDGET- PHASE IV	Unit Cost Incl Tax	Units	Total Cost
Diamond Drilling 3000Feet	40	3,000	120,000
Mob/Demob	10,000	1	10,000
Geological Mapping and Supervision	800	30	24,000
Environmental Permitting and Bonding	15,000	1	15,000
Road and Trail preparation	6,000	1	6,000
Assays and Analyses	25	1,000	25,000
Sample and Materials Transportations	50	50	2,500
Field Vehicles	120	40	4,800
Compilation and Data Input	700	20	14,000
Report Preparation ,Drafting and Copying, Communications	5,000	1	5,000
Subtotal			226,300
Contingency10%			22,630
BUDGET PHASE IV			248,930

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

Results of Operations

Three Months Ended January 31, 2016 compared to January 31, 2015

Revenues

We did not have any revenues for the three months ended January 31, 2016 and 2015, respectively.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $31,706 and $10,931 for the three months ended January 31, 2016 and 2015, respectively. The increase is a result of increased professional fees.

Net Loss

We incurred a net loss of $32,442 for the three months ended January 31, 2016, as compared to $10,931 for the comparable period of 2015. The increase in the net loss was primarily the result of professional fees.

Liquidity and Capital Resources

As of January 31, 2016, the Company had a cash balance of $518 and an accumulated deficit of $(113,966). We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company.

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

The Company also received loans from our former executive officers and directors in the amount of $24,656. The loans were unsecured, non-interest bearing and are due upon demand giving 30 days’ written notice to the borrower. On September 30, 2015, Maverick assumed this debt pursuant to a Debt Assumption Agreement, dated September 30, 2015.

On September 9, 2015, we sold Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of January 31, 2016 and October 31, 2015, accrued interest amounted to $579 and $175, respectively.

On November 16, 2015, we sold Craigstone a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of January 31, 2016 accrued interest amounted to $333.

As of January 31, 2016, we had no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Subsequent Event:

On March 22, 2016, we sold Craigstone Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

Going Concern Consideration

The Company incurred a net loss of $(32,442) for the three months ended January 31, 2016. In addition, the Company had a stockholders’ deficiency of $(83,216) at January 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

	For the Three Months Ended January 31,
	2016	2015
Net cash used in operating activities	$(20,406)	$(14,931)
Net cash provided by financing activities	$20,000	$597

Net cash used in operations was $20,406 for the three months ended January 31, 2016 compared to $14,931 for the three months ended January 31, 2015. This increase was primarily attributable to increased losses which were partially offset by an increase in accounts payable.

New cash flows provided by financing activities for the three months ended January 31, 2016 were $20,000 compared to $597 for the three months ended January 31, 2015. This increase was attributable to proceeds from the issuances of promissory notes.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of January 31, 2016, we had no such arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The Company elected early adoption of ASU 2014-10. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company. The company elected early adoption of ASU 2014-10.

No other accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 1A. Risk Factors.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Subsequent Event:

On March 22, 2016, we sold Craigstone Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

Item 6. Exhibits.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized

AUREUS INCORPORATED

Date: July 18, 2016	By:	/s/ Tracy Fortner
	Name:	Tracy Fortner
	Title:	President, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)

