Form 10-Q
period 2016-04-30
Aureus Inc
filed 2016-07-18
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2016

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

Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 126,450,000 shares of common stock as of July 18, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AUREUS INCORPORATED

CONDENSED BALANCE SHEETS

	April 30, 2016	October 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,978	$924
Prepaid Professional Fees	5,113	1,248

Total assets	$7,091	$2,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$4,115	$8,115
Accrued expenses	1,922	175
Note payable	60,000	20,000
Loan from related Party	24,656	24,656
	$90,693	$52,946

Stockholders’ deficit:
Common stock; authorized 150,000,000; 126,450,000 shares at $0.001 par issued and outstanding at April 30, 2016 and October 31, 2015, respectively	$126,450	$126,450
Additional Paid in Capital	(95,700)	(95,700)
Accumulated deficit	$(114,352)	$(81,524)

Total stockholders’ deficit	$(83,602)	$(50,774)

Total liabilities and stockholders’ deficit	$7,091	$2,172

The accompanying notes are an integral part of these financial statements

AUREUS INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Month Period Ended April 30, 2016	For the Three Month Period Ended April 30, 2015	For the Six Month Period Ended April 30, 2016	For the Six Month Period Ended April 30, 2015
OPERATING EXPENSES
General and administrative	19,425	15,304	51,132	26,235
Total Operating Expenses	19,425	15,304	51,132	26,235

Other expenses / (income)
Gain on settlement of accounts payable	(20,000)	-	(20,000)	-
Interest Expense	960	-	1,696	-
Net loss for the period	$(385)	$(15,304)	$(32,828)	$(26,235)
			.
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	126,450,000	126,450,000	126,450,000	126,450,000

The accompanying notes are an integral part of these financial statements

AUREUS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Month Period Ended April 30, 2016	For the Six Month Period Ended April 30, 2015

Cash flow from operating activities:
Net loss	$(32,828)	$(26,235)
Increase in prepaid expenses	(3,865)	(1,600)
Decrease in accounts payable	(4,000)	-
Increase in accrued expenses	1,747	-
Net cash used in operating activities	(38,946)	(27,835)

Cash flows from financing activities:
Proceeds from notes payable	40,000	-
Loan from related party	-	1,194
Net cash provided by financing activities	40,000	1,194

Increase (Decrease) in cash during the period	1,054	(26,641)

Cash, beginning of period	924	32,725

Cash, end of period	$1,978	$6,084

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of April 30, 2016 and October 31, 2015, there were no cash equivalents.

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

Basic and Diluted Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. ASC 260 requires presentation of basic earnings per share and diluted earnings per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three and six months ended April 30, 2016 and 2015, there were no potentially dilutive securities.

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

The balance of loan from related party as of April 30, 2016 and October 31, 2015 are $24,656 and $24,656, respectively.

NOTE 5 – NOTES PAYABLE

On September 9, 2015, issued Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of April 30, 2016 and October 31, 2015 accrued interest amounted to $973 and $175, respectively.

On November 6, 2015, we issued Craigstone Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of April 30, 2016, accrued interest amounted to $728.

On March 22, 2016, we issued Craigstone Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of April 30, 2016, accrued interest amounted to $171.

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

NOTE 7 – COMMON STOCK

On November 17, 2015 the Company, authorized a fifteen-for-one (15:1) forward stock split of the Company’s common stock, par value $0.001 per share without changing the authorized number or par value of the Common Stock and with fractional shares resulting from the Forward Split being rounded up to the nearest whole number. The Forward Split became effective on November 25, 2015.As a result of the Forward Split, the number of the Company’s issued and outstanding shares of Common Stock were increased from 8,430,000 to 126,450,000. The amounts are being presented retroactive in the financial statements at April 30, 2016.

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

Plan of Operations

We are a startup mining exploration company without mining operations. Since our inception, we have not generated any revenues and our net losses were $(385) for the six months ended April 30, 2016 and our accumulated stockholders deficit was $(114,352) at April 30, 2016. In their audit report included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, our auditors have expressed their doubt as to our ability to continue as a going concern. To date, we have funded our operations by issuing equity and debt and our lack of capital has delayed the implementation of our business plan. There can be no assurances that we will be able to obtain such capital on sufficient terms, if at all.

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

Results of Operations

Three Months Ended April 30, 2016 compared to April 30, 2015

Revenues

We did not have any revenues for the three months ended April 30, 2016 and 2015, respectively.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $19,452 and $15,304 for the three months ended April 30, 2016 and 2015, respectively. The increase is a result of increased professional fees.

Net Loss

We incurred a net loss of $385 for the three months ended April 30, 2016, as compared to $15,304 for the comparable period of 2015. The decrease in the net loss was primarily the result of a gain on the settlement of accounts payable in the amount of $20,000.

Results of Operations

Six Months Ended April 30, 2016 compared to April 30, 2015

Revenues

We did not have any revenues for the six months ended April 30, 2016 and 2015, respectively.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of 51,135 and $26,215 for the three months ended April 30, 2016 and 2015, respectively. The increase is a result of increased professional fees.

Net Loss

We incurred a net loss of $32,828 for the six months ended April 30, 2016, as compared to $26,235 for the comparable period of 2015. The increase in the net loss was primarily offset a gain on the settlement of accounts payable in the amount of $20,000.

Liquidity and Capital Resources

As of April 30, 2016, the Company had a cash balance of $1,978 and an accumulated deficit of $(114,352). We do not have sufficient funds to operate for the next twelve months. There can be no assurance that additional capital will be available to the Company.

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

On September 9, 2015, we issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of January 31, 2016 and October 31, 2015, accrued interest amounted to $579 and $175, respectively.

On November 6, 2015, we sold Craigstone, Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of January 31, 2016 accrued interest amounted to $333.

On March 22, 2016, we issued to Craigstone Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

As of April 30, 2016, we had no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company incurred a net loss of $(32,828) for the six months ended April 30, 2016. In addition, the Company had a stockholders’ deficiency of $(83,602) at April 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

	For the Six Months Ended April 30,
	2016	2015
Net cash used in operating activities	$(38,946)	$(27,835)

Net cash provided by financing activities	$40,000	$1,194

Net cash used in operations was $38,946 for the six months ended April 30, 2016 compared to $27,835 for the six months ended April 30, 2015. This increase was primarily attributable to increased losses which were partially offset by an increase in accounts payable.

New cash flows provided by financing activities for the six months ended April 30, 2016 were $40,000 compared to $1,194 for the six months ended April 30, 2015. This increase was attributable to proceeds from the issuances of notes payable.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of April 30, 2016, we had no such arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

