Form 10-Q
period 2016-07-31
Aureus Inc
filed 2020-08-28
CIK 1624517

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 2016

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended ____________________

Commission file number:  000-55398

AUREUS INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	47-1893698
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1170 Peachtree Street, Suite 1200, Atlanta, GA	30309
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 885-6045

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐        No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 17, 2020, the issuer had 515,180,555 shares of its common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUREUS INCORPORATED

AUREUS INCORPORATED

CONDENSED BALANCE SHEETS

	July 31, 2016	October 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$125	$924
Prepaid professional fees	–	1,248
Total Current Assets	125	2,172

TOTAL ASSETS	$125	$2,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$28,311	$8,115
Accrued liabilities	–	175
Accrued interest	3,082	–
Loans from a related party	24,706	24,656
Notes payable	60,000	20,000
Total Liabilities	116,099	52,946

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock: par value $0.001, 10,000,000 authorized; no shares issued	–	–
Common stock: par value $0.001, 1,000,000,000 authorized; 126,450,000 issued and outstanding at July 31, 2016 and October 31, 2015, respectively	126,450	126,450
Additional paid in capital	(95,700)	(95,700)
Accumulated Deficit	(146,724)	(81,524)
Total Stockholders' Deficit	(115,974)	(50,774)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$125	$2,172

The accompanying notes are an integral part of these unaudited financial statements.

AUREUS INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2016	2015	2016	2015
OPERATING EXPENSES:
General and Administrative	$26,462	$6,062	$62,294	$32,297
Total Operating Expenses	26,462	6,062	62,294	32,297

Other Expenses:
Interest Expense	(1,210)	–	(2,906)	–
Net loss	$(27,672)	$(6,062)	$(65,200)	$(32,297)
Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding: basic and diluted	126,450,000	126,450,000	126,450,000	126,450,000

The accompanying notes are an integral part of these unaudited financial statements.

AUREUS INCORPORATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE NINE MONTHS ENDED JULY 31, 2015 AND 2016 (UNAUDITED)
	Common Stock		Additional Paid	Stock Subscriptions	Accumulated	Total Shareholder's
	Shares	Amount	in Capital	Receivable	Deficit	Equity
Balance October 31, 2014	–	$–	$–	$30,300	$(5,430)	$24,870
Receipt of payment for subscription receivable	126,450,000	126,450	(96,150)	(30,300)	–	–
Net Loss	–	–	–	–	(14,334)	(14,334)
Balance, January 31, 2015	126,450,000	126,450	(96,150)	–	(19,764)	10,536
Net Loss	–	–	–	–	(12,307)	(12,307)
Balance, April 30, 2015	126,450,000	126,450	(96,150)	–	(32,071)	(1,771)
Net Loss	–	–	–	–	(5,656)	(5,656)
Balance, July 31, 2015	126,450,000	$126,450	$(96,150)	$–	$(37,727)	$(7,427)

	Common Stock		Additional Paid	Accumulated	Total Shareholder's
	Shares	Amount	in Capital	Deficit	Equity
Balance October 31, 2015	126,450,000	$126,450	$(95,700)	$(81,524)	$(50,774)
Net Loss	–	–	–	(32,443)	(32,443)
Balance, January 31, 2016	126,450,000	126,450	(95,700)	(113,967)	(83,217)
Net Loss	–	–	–	(5,085)	(5,085)
Balance, April 30, 2016	126,450,000	126,450	(95,700)	(119,052)	(88,302)
Net Loss	–	–	–	(27,672)	(27,672)
Balance, July 31, 2016	126,450,000	$126,450	$(95,700)	$(146,724)	$(115,974)

The accompanying notes are an integral part of these unaudited financial statements.

AUREUS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended July 31,
	2016	2015
Cash flows from Operating activities:
Net Loss	$(65,200)	$(32,297)
Changes in Operating Assets and Liabilities:
Prepaid expenses	1,248	(800)
Accounts payable	20,196	–
Accrued expenses	2,907	–
Net Cash used in Operating activities	(40,849)	(33,097)

Cash flow from Investing Activities:	–	–

Cash flow from Financing Activities:
Proceeds from notes payable	40,000	–
Loan from related party	50	2,251
Net cash provided by financing activities	40,050	2,251

Decrease in cash during the period	(799)	(30,846)

Cash at beginning of period	924	32,725

Cash at end of period	$125	$1,879

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$–	$–
Interest	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

AUREUS INCORPORATED

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Aureus Incorporated (the “Company”) was incorporated in the State of Nevada on April 19, 2013. The Company was organized to develop and explore mineral properties in the State of Nevada. On October 1, 2014, the Company entered into a Purchase Agreement with Gold Exploration Management Services, Inc. (“Gold Exploration”) pursuant to which the Company purchased 100% of Gold’s Exploration’s interest in one claim block of 11 claims or 220 acres, in Elko County, Nevada (the “Gold Creek Property”) for $15,000. The claims were registered in the name of Gold Exploration. On August 31, 2015, Gold Exploration’s title to the mining claims on the Gold Creek Property expired but has been re-staked by the Company. In September 2015, the Bureau of Land Management (“BLM”) imposed a prohibition on mining activities on 10 million acres of public and National Forest System Lands, including the Gold Creek Property, in order to protect the greater sage-grouse and its habitat from adverse effects of locatable mineral exploration and mining activities, subject to valid existing rights (the “Land Freeze”). Due to the Land Freeze, the Company has not been able to have the title to the Gold Creek Property transferred into the Company’s name or to conduct any activities on the Gold Creek Property.

On July 21, 2016, the Company entered into that certain Purchase Agreement (the “MMLH Purchase Agreement”) with Montana Mine Land Holdings LLC, a Montana limited liability company wholly-owned by Tracy Fortner (“MMLH”) pursuant to which the Company acquired a 100% undivided interest on MMLH’s patented mining’s claims and the property located in Broadwater County, Montana (the “Mining Interests”) in consideration for $112,000 payable in 45,000,000 shares of common stock valued at $0.00248889 per share for a total of $112,000 (the “Property Shares”). The Company had not issued the Property Shares due to the fact there was not a sufficient amount of authorized common stock available at the time. This agreement was cancelled on November 7, 2017. There were no actions taken pursuant to the terms of the agreement and the stock was never issued. The transaction as originally accounted for had no impact to the statement of operations and zero net impact to the balance sheet; as such the transaction has been reversed and is not reflected in these financial statements.

Pursuant that certain Cancelation of Acquisition and Stock Purchase Agreement, dated November 7, 2017, by and among the Company, MMLH, Tracy Fortner (the “Seller”), and Hohme Holdings International Inc. (the “Buyer”), the Company return the Mining Interests to MMLH, MMLH relinquished its claim to the undelivered Property Shares owed MMLH under the MMLH Purchase Agreement and the Buyer purchased 90,000,000 shares of common stock of the Company from the Seller for $0.0001111 per share, for a total of $10,000. Sadiq Shaikh has voting and dispositive control over the Buyer. Simultaneously with the consummation of the Stock Purchase Agreement, Tracy Fortner resigned as the President and Chief Executive Officer and as a Board member of the Company, Sadiq Shaikh was appointed as the President, Chief Executive Officer and as a member of the Board of Directors of the Company and Deborah Engles was appointed as the Secretary and Treasurer of the Company.

On December 21, 2018, pursuant to a Stock Purchase Agreement, dated December 20, 2018, by and among the Company Everett M. Dickson (the “Buyer”) and Hohme Holdings International, Inc. (the “Seller”), the Buyer purchased 90,000,000 shares of common stock of the Company from the Seller for a total of $15,000. Sadiq Shaikh has voting and dispositive control over the Seller. Simultaneously with the consummation of the Stock Purchase Agreement on December 21, 2018, Sadiq Shaikh resigned as the President and Chief Executive Officer and from the Board of Directors of the Company; Deborah Engles resigned as the Secretary and Treasurer of the Company; and Everett M. Dickson was appointed as the President, Chief Executive Officer, Treasurer, Secretary and as a director to the Board of directors of the Company.

The Company is positioned as a food brand development company focused on acquiring and growing well established food brands.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and do not contain certain information included in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended October 31, 2015. The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and accompanying notes filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of July 31, 2016 and October 31, 2015, there were no cash equivalents.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its condensed financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40),” which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted this new standard for the fiscal year ending October 31, 2016.

In April 2015, the FASB issued ASU 2015-3, “Interest - Imputation of Interest (Subtopic 835-30),” related to the presentation of debt issuance costs. This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. We will adopt this pronouncement for our year beginning November 1, 2016. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company has sustained operating losses since inception. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. For the nine months ending July 31, 2016 the Company incurred a net loss of $65,200. The accumulated deficit to July 31, 2016 is $146,724. Management is endeavoring to begin exploration activities, however, may not be able to do so within the next fiscal year.

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

NOTE 4 – LOAN FROM RELATED PARTY

During the period from April 19, 2013 to October 31, 2015, the Company received advances totaling $24,656 from Dong Gu Kang and Min Jung Kang, the Company’s former executive officers and directors (the “Selling Stockholders”). The advance was unsecured, non-interest bearing and due upon demand giving 30 days written notice to the borrower. In connection with the Stock Purchase Agreement, dated September 30, 2015, among the Company, the Selling Stockholders and Maverick, LLC, a Nevis limited liability company (“Maverick”), pursuant to which Maverick purchased 90,000,000 shares of common stock of the Company from the Selling Stockholders, Maverick assumed $24,656 in outstanding debt owed the Selling Stockholders by the Company; constituting 100% of the debt owed the Selling Stockholders of the Company, pursuant to a Debt Assumption Agreement, dated September 30, 2015, between the Company, the Selling Stockholders and Maverick. Maverick beneficially owned 71.7% of the common stock of the Company. As of July 31,2016 and October 31, 2015, the balance due related parties is $24,706 and $24,656, respectively.

NOTE 5 – NOTES PAYABLE

On September 9, 2015, the Company issued Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale with a default rate of 10%. As of July 31, 2016, and October 31, 2015 accrued interest amounted to $1,225 and $175, respectively. This note is currently past due.

On November 6, 2015, the Company issued Craigstone Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale with a default rate of 10%. As of July 31, 2016, accrued interest amounted to $980. This note is currently past due.

On March 22, 2016, the Company issued Craigstone Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale with a default rate of 10%. As of July 31, 2016, accrued interest amounted to $423. This note is currently past due.

NOTE 6 – COMMON STOCK

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

NOTE 7– SUBSEQUENT EVENTS

On August 31, 2016, the Company issued Success Zone Tech Ltd. a promissory note in the principal amount of $100,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On March 7, 2017 the Company filed at Form 15-12g for certification and notice of termination of registration under section 12(g) of the Securities Exchange Act of 1934 or suspension of duty to file reports under sections 13 and 15(d) of the securities exchange act of 1934.

On March 27, 2017, the Company issued Craigstone Ltd. a promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On May 19, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $25,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On July 28, 2017, the Company issued Backenald Trading Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On November 7, 2017, the Company entered into a certain Cancelation of Acquisition and Stock Purchase Agreement with Montana Mine Land Holdings LLC, ("MMLH"), Tracy Fortner (the Seller), Hohme Holdings International Inc. "(Buyer"), the Company returned the Mining Interests to MMLH, MMLH relinquished its claim to the undelivered Property Shares owed MMLH under the MMLH Purchase Agreement and the Buyer purchased 90,000,000 shares of common stock of the Company from the Seller for $0.0001111 per share, for a total of $10,000. Sadiq Shaikh has voting and dispositive control over the Buyer. Simultaneously with the consummation of the Stock Purchase Agreement, Tracy Fortner resigned as the President and Chief Executive Officer and as a Board member of the Company, Sadiq Shaikh was appointed as the President, Chief Executive Officer and as a member of the Board of Directors of the Company and Deborah Engles was appointed as the Secretary and Treasurer of the Company.

On December 5, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada in order to effectuate a 1-for-8 reverse stock split of its outstanding common stock with fractional shares being rounded up to the nearest whole number. However, on January 12, 2018, the Financial Industry Regulatory Authority (“FINRA”) informed the Company that the Company’s corporate action submission notice with FINRA concerning the reverse split was deemed to be deficient under FINRA Rule 6490(d)(3)(2) due to the fact that the Company had failed to file its quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2016 and annual report on Form 10-K for the fiscal year ended October 31, 2016 prior to deregistering the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, by filing a Form 15 with the SEC on March 7, 2017. As a result, the reverse split was not implemented in the OTC marketplace.

On December 6, 2017, the Company amended its Articles of Incorporation to authorize the issuance of 10 million (10,000,000) shares of "blank check" preferred stock, par value $0.001 per share.

On August 13, 2018, the company issued Travel Data Solutions a promissory note in the principal amount of $25,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On December 21, 2018, pursuant to a Stock Purchase Agreement, dated December 20, 2018, by and among the Company Everett M. Dickson (the “Buyer”) and Hohme Holdings International, Inc. (the “Seller”), the Buyer purchased 90,000,000 shares of common stock of the Company from the Seller for a total of $15,000. Sadiq Shaikh has voting and dispositive control over the Seller. Simultaneously with the consummation of the Stock Purchase Agreement on December 21, 2018, Sadiq Shaikh resigned as the President and Chief Executive Officer and from the Board of Directors of the Company; Deborah Engles resigned as the Secretary and Treasurer of the Company; and Everett M. Dickson was appointed as the President, Chief Executive Officer, Treasurer, Secretary and as a director to the Board of directors of the Company. Mr. Dickson subsequently exchanged his Common Stock for 5,000,000 shares of the Company's Series A Convertible Preferred Stock.

On February 11, 2019, the Company amended its Articles of Incorporation to increase its authorized capital stock to be 510 million (510,000,000) shares, consisting of 500 million (500,000,000) shares of common stock, par value $0.001 per share, and 10 million (10,000,000) shares of “blank check” preferred stock, par value $0.001 per share.

On May 30, 2019, The Company issued a Public offering of the securities of the Company. The offering is for 38,000,000 shares of common stock, par value $0.001 ("Common Stock"), at an offering price of $0.015 per shares (the "Offered Shares"). The minimum purchase requirement per investor is 100,000 Offered Shares ($1500); however, the Company may waive the minimum purchase requirement on a case-by-case basis at the Company's sole discretion

On June 18, 2019, the company entered into a Secured Creditor Asset Sale and Purchase Agreement with Mid Penn Bank (“Creditor”) and Yuengling’s Ice Cream (“Debtor”). The Company agreed to purchase certain assets of Yuengling’s Ice Cream and to assume certain liabilities of Debtor. The Company, for good and valuable consideration assumed the tangible and intangible assets that relates to and are directly derived from the assets purchased pursuant to the Secured Creditor Asset Sale and Purchase Agreement including, but not limited to the following: (i) Accounts, Chattel Paper (including Tangible Chattel Paper and Electronic Chattel Paper), Deposit Accounts, Documents, Equipment, Fixtures, General Intangibles, Goods, Instruments, Inventory, Investment Property, Letter of Credit Rights, Payment Intangibles, supporting obligations, books and records, all rents, issues and profits of the business of selling ice cream and any other business Debtor is involved in: and (ii) all other tangible and intangible personal property, whether now owned or hereafter acquired, including policies of insurance thereon and all insurance proceeds and unearned premium in connection therewith, together withal all accessions, additional to replacements for and substitutions of Collateral and all cash and non-cash proceeds and products thereof. In addition, a 2015 Chevrolet Truck, it is intended that the Collateral shall include all assets of the Debtor including all operating contracts. Collateral shall also include a certain account held at Mid Penn Bank including all interest and earnings thereon. The Company will assume the debt in the total amount of $1,889,012.

YIC Acquisition has assumed three loans. The first loan was an SBA loan with a balance of $1,056,807 and annual interest of 7.5%. The loan has monthly payments and matures March 13, 2026. The second loan is a line of credit with a balance of $814,297 and an annual interest rate of 6.5%. Payment on this line of credit are monthly. The third loan is for a truck with a balance of $17,908 and annual interest of 4.95%. This loan has monthly payments and matures May 6, 2020.

On July 17, 2019, The Company issued an amendment to the Public offering of the securities of the Company that was previously issued on May 30, 2019. The amended offering is for 228,000,000 shares of common stock, par value $0.001 ("Common Stock"), at an offering price of $0.0025 per shares (the "Offered Shares"). The minimum purchase requirement per investor is 40,000 Offered Shares ($1,000); however, the Company may waive the minimum purchase requirement on a case-by-case basis at the Company's sole discretion

During the year ended October 31, 2019, the Company sold 102,100,000 shares of common stock for total cash proceeds of $320,800.

During the year ended October 31, 2019, the Company granted 11,000,000 shares of common stock for services for total noncash expense of $41,800.

During the year ended October 31, 2019, the Company issued 88,200,000 shares of common stock for conversion of $44,100 of debt.

During the year ended October 31, 2019, the Company cancelled 23,000,000 shares of common stock that had been previously issued to Device Corp.

Subsequent to October 31, 2019, the Company sold 13,888,889 shares of common stock for cash proceeds of $50,000.

Subsequent to October 31, 2019, the Company issued 39,166,666 shares of common stock for conversion of $32,500 of debt.

On January 24, 2020, the Company issued a promissory note to a third party in the principal amount of $15,000, bearing interest at the rate of 10% per annum and maturing on April 30, 2020.

On March 18, 2020, the Company amended its Articles of Incorporation to increase its authorized capital stock to be one billion (1,000,000,000) shares of common stock, par value $0.001 per share.

On March 20, 2020, the Company issued 100,000,000 shares of common stock to its subsidiary, Yuengling's Ice Cream Corp. The shares were valued at $0.0009, the closing stock price on the date of issuance, for total non-cash expense of $90,000.

On March 24, 2020, the Company issued a promissory note to a third party in the principal amount of $20,000, bearing interest at the rate of 10% per annum and maturing on May 30, 2020

During the six months ended April 30, 2020, the Company issued 147,375,000 shares of common stock for conversion of $40,800 and $6,175 or principal and interest, respectively.

In accordance with ASC 855-10, the Company’s management has reviewed all material events through the date the financials were issued and there are no additional material subsequent events to report other those reported above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes thereto included in Part I, Item 1, above.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

•	our future strategic plans;
•	our future operating results;
•	our business prospects;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy;
•	our possibility of not successfully raising future financings; and
•	·the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Executive Overview

Aureus Incorporated (the “Company”) was incorporated in the state of Nevada on April 19, 2013. The Company was organized to develop and explore mineral properties in the state of Nevada. The Company is currently in active status in the state of Nevada.

On December 21, 2018, pursuant to a Stock Purchase Agreement, dated December 20, 2018, by and among the Company and Everett M. Dickson (the “Buyer”) and Hohme Holdings International, Inc. (the “Seller”), the Buyer purchased 90,000,000 shares of common stock of the Company from the Seller for a total of $15,000. Sadiq Shaikh has voting and dispositive control over the Seller. Simultaneously with the consummation of the Stock Purchase Agreement on December 21, 2018, Sadiq Shaikh resigned as the President and Chief Executive Officer and from the Board of Directors of the Company; Deborah Engles resigned as the Secretary and Treasurer of the Company; and Everett M. Dickson was appointed as the President, Chief Executive Officer, Treasurer, Secretary and as a director to the Board of directors of the Company.

We are a food brand development company that builds and represents popular food concepts throughout the United States as well as international markets. Management is highly experienced at business integration and re-branding potential. With little territory available for the older brands we intend to bring to our customers fresh innovative brands that have great potential. All of our brands will be unique in nature as we focus on niche markets that are still in need of developing.

For more information please visit our website at www.aureusnow.com.

Results of Operation for the Three Months Ended July 31, 2016 and 2015

Operating Expenses

For the three months ended July 31, 2016 we had $26,462 of general and administrative expense compared to $6,062 for the three months ended July 31, 2015, an increase of $20,400, 336.5%. The increase in the current period is attributed to an increase in consulting, legal and other professional fees.

Other expense

For the three months ended July 31, 2016, we had interest expense of $1,210, from newly issued debt, compared to $0 for the three months ended July 31, 2015.

Net loss

For the three months ended July 31, 2016, the Company had a net loss of $27,672 as compared to a net loss of $6,062 in the prior period.

Results of Operation for the Nine Months Ended July 31, 2016 and 2015

Operating Expenses

For the nine months ended July 31, 2016 we had $62,294 of general and administrative expense compared to $32,297 for the nine months ended July 31, 2015, an increase of $29,997, 92.8%. The increase in the current period is attributed to an increase in consulting, legal and other professional fees.

Other expense

For the nine months ended July 31, 2016, we had interest expense of $2,906, from newly issued debt, compared to $0 for the nine months ended July 31, 2015.

Net loss

For the nine months ended July 31, 2016, the Company had a net loss of $65,200 as compared to a net loss of $32,297 in the prior period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $146,724 at July 31, 2016, has no revenue, had a net loss of $65,200 and net cash used in operating activities of $40,849 for the nine months ended July 31, 2016.

We received $40,040 from financing activities for the nine months ended July 31, 2016, compared to $2,251 for the nine months ended July 31, 2015.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended July 31, 2016.

The following aspects of the Company were noted as potential material weaknesses:

• lack of an audit committee

• lack of segregation of duties

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended July 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item; however, due to the current circumstance we have chosen to include the following risk factor.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company has not experienced a material impact.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUREUS INCORPORATED

Dated: August 28, 2020	By: /s/ Everett M. Dickson Everett M. Dickson Chief Executive Officer, Principal Financial Officer

