Form 10-Q
period 2021-04-30
Aureus, Inc.
filed 2021-07-20
CIK 1624517

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission File Number: 000-53450

AUREUS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Glenlake Parkway #650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

404-805-6044

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of July 13, 2021, there were 1,260,180,555 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUREUS, INC.

ii

AUREUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2021	October 31, 2020
ASSETS
Current Assets:
Cash	$112,530	$112,234
Inventory	151,173	202,724
Accounts receivable	5,438	5,587
Total Current Assets	269,141	320,545

Other Assets:
Property and equipment, net	30,300	30,300
Total Assets	$299,441	$350,845
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	173,985	201,290
Accrued interest	50,108	54,101
Due to related party	4,250	–
Notes payable	167,121	179,871
Loans payable	191,206	974,729
Line of credit	764,000	800,000
Total Current Liabilities	$1,350,670	$2,209,991

Loans payable, net of current portion	814,107	–
Line of credit, net of current portion	36,000	–
Total Liabilities	2,200,777	2,209,991

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock: par value $0.001; 10,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock: $0.001 par value; 1,500,000,000 shares authorized; 1,260,180,555 and 810,180,555 shares issued and outstanding, respectively	1,260,181	810,181
Discount to common stock	(801,917)	(396,917)
Preferred stock to be issued	457,850	269,250
Common stock to be issued	12,500	12,500
Additional paid in capital	389,161	389,161
Accumulated deficit	(3,224,111)	(2,948,321)
Total Stockholders' Deficit	(1,901,336)	(1,859,146)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$299,441	$350,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2021	2020	2021	2020
Revenue	$230	$27,367	$3,616	$53,097
Cost of goods sold	20,600	16,267	53,051	39,781
Gross margin	(20,370)	11,100	(49,435)	13,316

Operating Expenses:
General and administrative expenses	16,366	105,372	90,031	158,830
Consulting – related party	80,000	–	85,000	–
Professional fees	19,200	5,600	24,200	18,100
Total operating expenses	115,566	110,972	199,231	176,930

Loss from operations	(135,936)	(99,872)	(248,666)	(163,614)

Other income (expense):
Interest expense	(19,824)	(50,308)	(36,032)	(78,348)
Interest income	372	1,037	372	1,037
Gain on disposal of fixed assets	–	–	1,000	–
Gain on forgiveness of debt	33,536	–	33,536	–
Loss on conversion of debt	–	–	(26,000)	(14,708)
Total other expense	14,084	(49,271)	(27,124)	(92,019)

Net loss	$(121,852)	$(149,143)	$(275,790)	$(255,633)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares	1,160,180,555	326,546,296	1,076,725,058	284,514,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED APRIL 30, 2020 AND 2021

(Unaudited)

	Common Stock		Discount to Common	Preferred Stock		Additional Paid in	Preferred Stock To Be	Common Stock To Be	Accumulated	Total
	Shares	Amount	Stock	Shares	Amount	Capital	Issued	Issued	Deficit	Equity
Balance October 31, 2019 (restated)	214,750,000	$214,750	$–	5,000,000	$5,000	$216,100	$153,800	$–	$(2,675,433)	$(2,085,783)
Stock issued for conversion of debt	35,000,000	35,000	(17,500)	–	–	–	–	–	–	17,500
Stock issued for cash	13,888,889	13,889	–	–	–	36,111	(19,800)	27,500	–	57,700
Net Loss	–	–	–	–	–	–	–	–	56,757	56,757
Balance January 31, 2020 (Revised)	263,638,889	263,639	(17,500)	5,000,000	5,000	252,211	134,000	27,500	(2,618,676)	(1,953,826)
Stock issued for conversion of debt	147,375,000	147,375	–	–	–	(117,900)	–	–	–	29,475
Stock issued for cash	4,166,666	4,167				10,833	(1,450)	(15,000)		(1,450)
Stock issued to subsidiary	100,000,000	100,000	–	–	–	(10,000)	–	–	–	90,000
Net Loss	–	–	–	–	–	–	–	–	(149,143)	(149,143)
Balance April 30, 2020	515,180,555	$515,181	$(17,500)	5,000,000	$5,000	$135,144	$132,550	$12,500	$(2,767,819)	$(1,984,944)

	Common Stock		Discount to Common	Preferred Stock		Additional Paid in	Preferred Stock To Be	Common Stock To Be	Accumulated	Total
	Shares	Amount	Stock	Shares	Amount	Capital	Issued	Issued	Deficit	Equity
Balance October 31, 2020 (Revised)	810,180,555	$810,181	$(396,917)	5,000,000	$5,000	$389,161	$269,250	$12,500	$(2,948,321)	$(1,859,146)
Stock issued for conversion of debt	350,000,000	350,000	(315,000)	–	–	–	–	–	–	35,000
Stock issued for cash	–	–	–	–	–	–	134,000	–	–	134,000
Net Loss	–	–	–	–	–	–	–	–	(153,938)	(153,938)
Balance January 31, 2021 (Revised)	1,160,180,555	1,160,181	(711,917)	5,000,000	5,000	389,161	403,250	12,500	(3,102,259)	(1,844,084)
Stock issued for cash	–	–	–	–	–	–	54,600	–	–	54,600
Stock issued for conversion of debt	100,000,000	100,000	(90,000)	–	–	–	–	–	–	10,000
Net Loss	–	–	–	–	–	–	–	–	(121,852)	(121,852)
Balance April 30, 2021	1,260,180,555	$1,260,181	$(801,917)	5,000,000	$5,000	$389,161	$457,850	$12,500	$(3,224,111)	$(1,901,336)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(275,790)	$(255,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on extinguishment of debt	26,000	–
Loss on disposal of fixed assets	–	14,708
Gain on sale of fixed asset	(1,000)	–
Stock issued to subsidiary	–	90,000
Changes in assets and liabilities:
Accounts receivable	148	2,121
Inventory	51,551	40,027
Accounts payable	(27,305)	10,345
Accrued liabilities	7,258	10,609
Net cash used in operating activities	(219,138)	(87,823)

Cash flows from investing activities:
Proceeds from the sales of property and equipment	1,000	–
Net cash provided by investing activities	1,000	–

Cash flows from financing activities:
Proceeds from notes payable	30,584	35,000
Net payments (proceeds) from the sale of preferred stock	188,600	(21,250)
Sale of common stock	–	77,500
Payments on notes payable	(5,000)	(72,128)
Proceeds / (payments) – related party loan	4,250	(200)
Net cash provided by financing activities	218,434	18,922

Net decrease cash	296	(68,901)
Cash, beginning of period	112,234	173,288
Cash, end of period	$112,530	$104,387

Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

AUREUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Aureus Incorporated (the “Company”) was incorporated in the state of Nevada on April 19, 2013. The Company was organized to develop and explore mineral properties in the state of Nevada. The Company is currently in active status in the state of Nevada.

We are a food brand development company that builds and represents popular food concepts throughout the United States and international markets. Management is highly experienced at business integration and re-branding potential. With little territory available for the older brands, we intend to bring to our customers fresh innovative brands that have great potential. All of our brands will be unique in nature as we focus on niche markets that are still in need of development.

We operate two lines of business. Through our subsidiary, YIC Acquisitions Corp. (“YICA”), we acquired the assets of Yuengling’s Ice Cream in June 2019. YICA produces and sells high-quality ice cream without artificial colors, flavoring, or preservatives and no added hormones. In September 2020, we entered into the micro market segment and launched our second business line, Aureus Micro Markets (“AMM”). Closely tied to the vending machine industry, Micro Markets look and feel like modern convenience stores while functioning with the ease and efficiency of vending foodservice and refreshment services. They provide an improved customer experience and greater product variety, with a proven track record of increasing sales at vending locations while keeping labor costs down and improving operating efficiencies. Micro markets are a hybrid form of vending, food service, coffee service, and convenience stores that provide an improved customer experience, exponentially greater product variety, and increased sales within a single location while keeping labor costs down and improving operational efficiencies. The expanded product variety, open flow, and cashless payment options mean that consumers spend less time in line fumbling with cash/change, can purchase multiple items with one transaction, and buy more items per transaction than with cash transactions.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending October 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended October 31, 2020.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Restricted Cash

The Company has an obligation to transfer $50,000 to Mid Penn Bank as security pursuant to the Agreement of Sale and Security Agreement with Mid Penn Bank and Yuengling Ice Cream Corp, by September 30, 2021. If the funds are not transferred by September 30, 2021, the Bank has option to call the loan and to require the Company to pay any attorney’s fees incurred.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the condensed consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,224,111, had a net loss of $275,790, and net cash used in operating activities of $219,138 for the six months ended April 30, 2021. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - PROPERTY & EQUIPMENT

Property and Equipment are first recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows between three and five years.

Long lived assets, including property and equipment, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	April 30, 2021	October 31, 2020
Automobile	$–	$–
Property and equipment	30,300	30,300
Less: accumulated depreciation	–	–
Property and equipment, net	$30,300	$30,300

Depreciation Expense

Depreciation expense for the six months ended April 30, 2021 and fiscal year ended October 31, 2020 was $0 and $0, respectively. As of April 30, 2021, the Company’s fixed asset have not yet been placed in service. Depreciation will begin on the date the assets are placed into service.

NOTE 5 – NOTES PAYABLE

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of April 30, 2021, accrued interest amounted to $10,142.

On August 31, 2016, the Company issued Success Zone Tech Ltd. a promissory note in the principal amount of $100,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. On January 7, 2019, this note was purchased by and assigned to Device Corp. This note has been fully converted as of April 30, 2021.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of April 30, 2021, accrued interest amounted to $6,996.

On March 27, 2017, the Company issued Craigstone Ltd. a promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of April 30, 2021, accrued interest amounted to $4,643.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of April 30, 2021, accrued interest amounted to $1,612.

On July 28, 2017, we issued Backenald Trading Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of April 30, 2021, accrued interest amounted to $6,745.

On January 24, 2020, the company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of April 30, 2021, there is $0 and $1,655, principal and interest, respectively, due on this note. This note is currently in default.

On March 24, 2020, the company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of April 30, 2021, the balance due on this note for principal and interest is $20,000 and $2,219, respectively. This note is in default.

On April 10, 2020, the Company issued a convertible promissory note to Device Corp., in the principal amount of $49,328, bearing interest at the rate of 10% per annum, and maturing on April 10, 2021. The note is convertible into shares of common stock at $0.0001 per share. The note was issued pursuant to the terms of the Debt Purchase and assignment agreement between Tiger Trout Capital Puerto Rico LLC and Device Corp, whereby Device purchased from Tiger Trout debt in the amount of $49,328 plus any accrued interest. During the six months ended April 30, 2021, Device Corp converted $7,000 of principal into 100,000,000 shares of common stock.

As of April 30, 2021, the Company was also indebted to two other third parties for a total of $39,656, These notes are non-interest bearing and are currently past due and in default.

NOTE 6 – LOANS PAYABLE

YIC Acquisition assumed two loans that the Company still has. The first loan was an SBA loan with a balance of $1,056,807 and annual interest of 5.25%. The loan has monthly payments and matures March 13, 2026. The balance due on this loan as of April 30, 2021 and October 31, 2020 is $807,431 and $891,429, respectively. The second loan is a line of credit with a balance of $814,297 and an annual interest rate of 4.25%. Payment on this line of credit are monthly. The balance due on this loan as of April 30, 2021 and October 31, 2020 is $800,000 and $800,000, respectively.

As of April 30, 2021, the balance on the Company’s SBA loan is $807,431. During the year ended October 31, 2020, the Mid Penn Bank made several of the Company’s loan payments as part of the CARES Act. This amount has been recognized as a gain on forgiveness of debt of $68,436.

On August 31, 2020, the Company received a Paycheck Protection Program loan under the CARES Act for $83,300 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds are limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company currently intends to use the PPP Loan for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan. If not forgiven the loan bears interest at 1% per annum and matures in five years.

On March 16, 2021, the Company received a Paycheck Protection Program loan under the CARES Act for $114,582 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds are limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company currently intends to use the PPP Loan for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan. If not forgiven the loan bears interest at 1% per annum and matures in five years.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of April 30, 2021 and October 31, 2020 the Company owes its officers $4,250 and $0, respectively, for cash advances to pay for operating expenses.

During the six months ended April 30, 2021, the Company paid Everett Dickson, CEO, $40,000 for compensation.

During the six months ended April 30, 2021, the Company paid Robert Bohorad, YICA’s Chief Operating Officer, $45,000 for compensation.

NOTE 8 – COMMON STOCK

On December 10, 2020, the Company amended its Articles of Incorporation increased its authorized common stock to 1.5 billion (1,500,000,000) shares.

During the year ended October 31, 2020, the Company sold 21,527,777 shares of common stock for cash proceeds of $77,500. 3,472,222 of the shares have not yet been issued by the transfer agent.

During the year ended October 31, 2020, the Company issued 477,375,000 shares of common stock for conversion of $100,958 of principal and interest.

During the six months ended April 30, 2021, the Company issued 450,000,000 shares of common stock for conversion of $45,000 of principal and interest.

NOTE 9 – PREFERRED STOCK

Series A Preferred

The Company has designated Ten Million (10,000,000) shares of Preferred Stock the Series A Convertible Preferred Stock with a par and stated value of $0.001 per share. The holders of the Series A Convertible Preferred Stock are not entitled to receive any dividends.

Except as otherwise required by law or by the Articles of Incorporation and except as set forth below, the outstanding shares of Series A Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Corporation as a single class and, regardless of the number of shares of Series A Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Convertible Preferred Stock is outstanding shall represent Sixty Six and Two Thirds Percent (66 2/3%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series A Convertible Preferred Stock shall represent its proportionate share of the 66 2/3% which is allocated to the outstanding shares of Series A Convertible Preferred Stock.

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. As of April 30, 2021, there are 5,000,000 shares of Series A preferred stock owned by the CEO.

As of April 30, 2021 and October 31, 2020, the Company has preferred stock to be issued in the amount of $457,850 and $269,250, respectively.

Series B Preferred

The Series B preferred stock is convertible into shares of common stock at the option of the holder at a 35% discount to the lowest closing price for the thirty days prior to conversion.

On August 21, 2020, the Company entered into a Stock Purchased Agreement with Kanno Group Holdings II Ltd.(“KGH”), in which KGH purchased $3,000 of Series B Preferred Stock. The shares have not yet been issued and are disclosed as preferred stock to be issued.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to April 30, 2021, the Company rescinded its agreement with KGH, returning the $3,000 it had received for the preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements

There are “forward-looking statements” contained in this quarterly report. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

•	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

•	Our failure to earn revenues or profits;

•	Inadequate capital to continue business;

•	Volatility or decline of our stock price;

•	Potential fluctuation in quarterly results;

•	Rapid and significant changes in markets;

•	Litigation with or legal claims and allegations by outside parties; and

•	Insufficient revenues to cover operating costs.

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this quarterly report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Overview

Aureus, Inc. (“Aureus,” “ARSN,” “we,” “us,” or the “Company”) was incorporated in Nevada on April 19, 2013. Our offices are located at One Glenlake Parkway #650, Atlanta, GA 30328. Our telephone number is (404) 885-6045, and our email address is aureus.now@gmail.com. Our website is www.aureusnow.com. We do not incorporate the information on or accessible through our website into this Registration Statement, and you should not consider any information on, or that can be accessed through, our website a part of this Registration Statement.

We are a food brand development company that builds and represents popular food concepts throughout the United States and international markets. Management is highly experienced at business integration and re-branding potential. With little territory available for the older brands, we intend to bring fresh, innovative brands with great potential. Our brands will be unique as we focus on niche markets that are still in need of development.

We operate two lines of business. Through our subsidiary, YIC Acquisitions Corp. (“YICA”), we acquired the assets of Yuengling’s Ice Cream (“YIC” or “Yuengling’s”) in June 2019. Yuengling’s sells high-quality ice cream without artificial colors, flavoring, or preservatives and no added hormones. Yuengling’s is currently sold in select retailers and convenience stores in eastern Pennsylvania. In September 2020, we entered into the micro-market segment and launched our second business line, Aureus Micro-Markets (“AMM”). Closely tied to the vending machine industry, micro-markets look and feel like modern convenience stores while functioning with the ease and efficiency of vending food service and refreshment services. They provide an improved customer experience and greater product variety, with a proven track record of increasing sales at vending locations while keeping labor costs down and improving operating efficiencies. Micro-markets are a hybrid form of vending, food service, coffee service, and convenience stores that provide an improved customer experience, exponentially greater product variety, and increased sales within a single location while keeping labor costs down and improving operational efficiencies. The expanded product variety, open flow, and cashless payment options mean that consumers spend less time in line fumbling with cash/change, can purchase multiple items with one transaction, and buy more items per transaction than with cash transactions.

Results of Operations

The three months ended April 30, 2021 compared to the three months ended April 30, 2021

Revenue
We had $230 in revenues for the three months ended April 30, 2021, compared to $27,367 for the three months ended April 30, 2020, a decrease of $27,137 or 99.2%. The large decrease in revenue is due to a loss in retail food service customers.

Cost of Goods Sold

We incurred $20,600 in costs of goods sold for the three months ended April 30, 2021, compared to $16,267 for the three months ended April 30, 2020, an increase of $4,333 or 26.6%. Of the $20,600, approximately $19,000, was a write down of our inventory due to expired or goods sold below cost.

General and administrative expenses

We had $16,366 of general and administrative expenses (“G&A”) for the three months ended April 30, 2021, compared to $105,372 for the three months ended April 30, 2020, a decrease of $89,006 or 84.4%. The decrease is due to decreased spending on investor relations and marketing during the current three-month period compared to the prior period.

Consulting – related party

We had $80,000 of related party consulting expenses for the three months ended April 30, 2021, compared to $0 for the three months ended April 30, 2020. In the current period we made a one-time payment each of $40,000 to our CEO and to Robert Bohorad, YICA’s Chief Operating Officer.

Professional fees

We incurred $19,200 of professional fees for the three months ended April 30, 2021, compared to $5,600 for the three months ended April 30, 2020, an increase of $13,600 or 243%. %. Professional fees generally consist of audit, legal and accounting fees. The increase is due to an increase of audit, legal and accounting fees.

Other income (expense)

For the three months ended April 30, 2021, we had total other income of $14,084, compared to total other expense of $49,271 for the three months ended April 30, 2020. In the current period we incurred $19,824 of interest expense, earned $372 of interest income and recognized a gain on forgiveness of debt of $33,536. In the prior period we incurred $50,308 of interest expense and earned $1,037 of interest income.

Net loss

We incurred a net loss of $121,852 for the three months ended April 30, 2021, compared to $149,143 for the three months ended April 30, 2020, a decrease of $27,291 or 18.3%.

The six months ended April 30, 2021 compared to the six months ended April 30, 2021

Revenue
We had $3,616 in revenues for the six months ended April 30, 2021, compared to $53,097 for the six months ended April 30, 2020, a decrease of $49,481 or 93.2%. The large decrease in revenue is due to a loss in retail food service customers.

Cost of Goods Sold

We incurred $53,051 in costs of goods sold for the six months ended April 30, 2021, compared to $39,781 for the six months ended April 30, 2020, an increase of $13,270 or 33.4%. Of the $53,051, approximately $47,500, was a write down of our inventory due to expired or goods sold below cost.

General and administrative expenses

We had $90,031 of G&A expense for the six months ended April 30, 2021, compared to $158,830 for the six months ended April 30, 2020, a decrease of $68,799 or 43.3%. The decrease is due to decreased spending on investor relations and marketing during the current period compared to the prior period.

Consulting – related party

We had $85,000 of related party consulting expenses for the six months ended April 30, 2021, compared to $0 for the six months ended April 30, 2020. In the current period we made a payment of $40,000 to our CEO and two payments totaling $45,000 to Robert Bohorad, YICA’s Chief Operating Officer.

Professional fees

We incurred $24,200 of professional fees for the six months ended April 30, 2021, compared to $18,100 for the six months ended April 30, 2020, an increase of $6,100 or 33.7%. Professional fees generally consist of audit, legal and accounting fees. The increase is due to increased legal fees during the period.

Other income (expense)

For the six months ended April 30, 2021, we had total other expense of $27,124, compared to $92,019 for the six months ended April 30, 2020. In the current period we incurred $36,032 of interest expense, earned $372 of interest income, recognized a gain on forgiveness of debt of $33,536 and a loss on conversion of debt of $26,000. In the prior period we incurred $78,348 of interest expense, earned $1,037 of interest income and recognized a loss on conversion of debt of $26,000.

Net loss

We incurred a net loss of $275,790 for the six months ended April 30, 2021, compared to $255,633 for the six months ended April 30, 2020, an increase of net loss of $20,157 or 7.9%.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the six months ended April 30, 2021 was $219,138 compared to $87,823 of cash used in operating activities for the six months ended April 30, 2020.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment for the six months ended April 30, 2021 was $1,000 compared to $0 of cash used in investing activities for the six months ended April 30, 2020.

Cash Flows from Financing

For the six months ended April 30, 2021, we received $218,434 from financing activities. $30,584 from proceeds from notes payable, $188,600 from the sale of preferred stock and $4,250 from related party loans. We repaid $5,000 of a note payable during the same period. For the six months ended April 30, 2020, we netted $18,922 from financing activities, mostly from $35,000 from proceeds from notes payable, $77,500 from the sale of common stock and repayments of $72,128 of notes payable.

Going Concern

As of April 30, 2021, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our operations.

We have suffered recurring losses from operations and have not yet generated any revenue. As a result of these and other factors, our independent auditor has expressed substantial doubt about our ability to continue as a going concern. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

Management’s plans with regard to these matters encompass the following actions: (i) obtaining funding from new investors to alleviate our working capital deficiency, and (ii) implementing our plan of operation to generate sales. Our continued existence is dependent upon our ability to resolve our liquidity problems and increase profitability in our business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. Our financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

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

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

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

Recent Accounting Pronouncements

We have reviewed other recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of any other pronouncements to have an impact on our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of April 30, 2021 due to a lack of segregation of duties and the absence of an independent audit committee.

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

Changes in Internal Control over Financial Reporting.

Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended April 30, 2021, the Company issued 450,000,000 shares of common stock for conversion of $45,000 of principal and interest.

For each of the above-referenced issuances, the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) promulgated thereunder due to the fact that each was an isolated issuance to an accredited investor and did not involve a public offering of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Documents furnished as exhibits hereto:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUREUS, INC.

Date: July 20, 2021	By:	/s/ Everett M. Dickson
Everett M. Dickson
Chief Executive Officer/Interim Chief Financial Officer (Principal Executive, Principal Financial and Accounting Officer)

