Form 10-Q
period 2021-07-31
Aureus, Inc.
filed 2021-09-17
CIK 1624517

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of September 9, 2021, there were 1,400,180,555 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUREUS, INC.

ii

AUREUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2021	October 31, 2020
ASSETS
Current Assets:
Cash	$106,465	$112,234
Inventory	151,173	202,724
Accounts receivable	5,483	5,587
Total Current Assets	263,121	320,545

Other Assets:
Property and equipment, net	30,300	30,300
Total Assets	$293,421	$350,845
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$215,037	$201,290
Accrued interest	36,705	54,101
Due to related party	25,945	–
Notes payable	147,121	179,871
Loans payable	102,467	974,729
Line of credit	764,000	800,000
Total Current Liabilities	1,291,275	2,209,991

Loans payable, net of current portion	814,107	–
Line of credit, net of current portion	36,000	–
Total Liabilities	2,141,382	2,209,991

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock: par value $0.001; 10,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock: $0.001 par value; 1,500,000,000 shares authorized; 1,260,180,555 and 810,180,555 shares issued and outstanding, respectively	1,260,181	810,181
Discount to common stock	(801,917)	(396,917)
Preferred stock to be issued	464,850	269,250
Common stock to be issued	–	12,500
Additional paid in capital	435,062	389,161
Accumulated deficit	(3,211,137)	(2,948,321)
Total Stockholders' Deficit	(1,847,961)	(1,859,146)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$293,421	$350,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2021	2020	2021	2020
Revenue	$–	$1,134	$3,568	$54,231
Cost of goods sold	–	85,098	53,051	124,879
Gross margin	–	(83,964)	(49,483)	(70,648)

Operating Expenses:
General and administrative expenses	16,713	41,127	106,696	178,117
Consulting – related party	–	–	85,000	–
Professional fees	37,735	3,500	61,935	43,440
Total operating expenses	54,448	44,627	253,631	221,557

Loss from operations	(54,448)	(128,591)	(303,114)	(292,205)

Other income (expense):
Interest expense, net	(15,878)	6,944	(51,910)	(71,404)
Interest income	–	–	372	1,037
Gain on sale of asset	–	16,000	–	16,000
Gain (loss) on disposal of fixed assets	–	(1,192)	1,000	(15,900)
Gain on forgiveness of debt	83,300	–	116,836	–
Loss on conversion of debt	–	(208,500)	(26,000)	(208,500)
Total other income (expense)	67,422	(186,748)	40,298	(278,767)

Net income (loss)	$12,974	$(315,339)	$(262,816)	$(570,972)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares	1,260,180,555	396,680,555	1,162,891,178	311,073,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2020 AND 2021

(Unaudited)

	Common Stock		Discount to Common	Preferred Stock		Additional Paid in	Preferred Stock To Be	Common Stock To Be	Accumulated	Total
	Shares	Amount	Stock	Shares	Amount	Capital	Issued	Issued	Deficit	Equity
Balance October 31, 2019 (restated)	214,750,000	$214,750	$–	5,000,000	$5,000	$216,100	$153,800	$–	$(2,675,433)	$(2,085,783)
Stock issued for conversion of debt	35,000,000	35,000	(17,500)	–	–	–	–	–	–	17,500
Stock issued for cash	13,888,889	13,889	–	–	–	36,111	(19,800)	27,500	–	57,700
Net Loss	–	–	–	–	–	–	–	–	(106,490)	(106,490)
Balance January 31, 2020 (Revised)	263,638,889	263,639	(17,500)	5,000,000	5,000	252,211	134,000	27,500	(2,781,923)	(2,117,073)
Stock issued for conversion of debt	147,375,000	147,375	–	–	–	(117,900)	–	–	–	29,475
Stock issued for cash	4,166,666	4,167				10,833	(1,450)	(15,000)		(1,450)
Stock issued to subsidiary	100,000,000	100,000	–	–	–	(10,000)	–	–	–	90,000
Net Loss	–	–	–	–	–	–	–	–	(149,143)	(149,143)
Balance April 30, 2020	515,180,555	515,181	(17,500)	5,000,000	5,000	135,144	132,550	12,500	(2,931,066)	(2,148,191)
Stock issued for conversion of debt	235,000,000	235,000	–	–	–	(3,500)	–	–	–	231,500
Stock issued for cash	–	–	–	–	–	–	14,200	–	–	14,200
Net Loss	–	–	–	–	–	–	–	–	(315,339)	(315,339)
Balance July 31, 2020	750,180,555	$750,181	$(17,500)	5,000,000	$5,000	$131,644	$146,750	$12,500	$(3,246,406)	$(2,217,830)

	Common Stock		Discount to Common	Preferred Stock		Additional Paid in	Preferred Stock To Be	Common Stock To Be	Accumulated	Total
	Shares	Amount	Stock	Shares	Amount	Capital	Issued	Issued	Deficit	Equity
Balance October 31, 2020 (Revised)	810,180,555	$810,181	$(396,917)	5,000,000	$5,000	$389,161	$269,250	$12,500	$(2,948,321)	$(1,859,146)
Stock issued for conversion of debt	350,000,000	350,000	(315,000)	–	–	–	–	–	–	35,000
Stock issued for cash	–	–	–	–	–	–	134,000	–	–	134,000
Net Loss	–	–	–	–	–	–	–	–	(153,938)	(153,938)
Balance January 31, 2021 (Revised)	1,160,180,555	1,160,181	(711,917)	5,000,000	5,000	389,161	403,250	12,500	(3,102,259)	(1,844,084)
Stock issued for cash	–	–	–	–	–	–	54,600	–	–	54,600
Stock issued for conversion of debt	100,000,000	100,000	(90,000)	–	–	–	–	–	–	10,000
Net Loss	–	–	–	–	–	–	–	–	(121,852)	(121,852)
Balance April 30, 2021	1,260,180,555	1,260,181	(801,917)	5,000,000	5,000	389,161	457,850	12,500	(3,224,111)	(1,901,336)
Stock issued for cash	–	–	–	–	–	–	7,000		–	7,000
Adjustment for contributed capital	–	–	–	–	–	45,901	–	(12,500)	–	33,401
Net Loss	–	–	–	–	–	–	–	–	12,974	12,974
Balance July 31, 2021	1,260,180,555	$1,260,181	$(801,917)	5,000,000	$5,000	$435,062	$464,850	$–	$(3,211,137)	$(1,847,961)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(262,816)	$(570,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	26,000	–
Loss on conversion of debt	–	208,500
Gain on forgiveness of debt	(116,836)	–
Loss on disposal of fixed assets	–	15,900
Gain on sale of fixed asset	(1,000)	–
Stock issued to subsidiary	–	90,000
Changes in assets and liabilities:
Accounts receivable	103	774
Inventory	51,550	153,748
Accounts payable	10,747	7,727
Accrued liabilities	856	13,650
Net cash used in operating activities	(291,396)	(80,673)

Cash flows from investing activities:
Proceeds from the sales of property and equipment	1,000	–
Net cash provided by investing activities	1,000	–

Cash flows from financing activities:
Proceeds from notes payable	114,582	35,000
Net payments (proceeds) from the sale of preferred stock	198,600	(7,050)
Sale of common stock	–	77,500
Payments on notes payable	(54,500)	(94,536)
Proceeds – related party loans	28,545	400
Payments – related party loan	(2,600)	–
Net cash provided by financing activities	284,627	11,314

Net decrease cash	(5,769)	(69,359)
Cash, beginning of period	112,234	173,288
Cash, end of period	$106,465	$103,929

Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activity:
Conversion of principal and interest into common stock	$45,000	$75,975

The accompanying notes are an integral part of these condensed consolidated financial statements

AUREUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,211,137, had a net loss of $262,816, and net cash used in operating activities of $291,396 for the nine months ended July 31, 2021. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	July 31, 2021	October 31, 2020
Property and equipment	$30,300	$30,300
Less: accumulated depreciation	–	–
Property and equipment, net	$30,300	$30,300

Depreciation Expense

Depreciation expense for the nine months ended July 31, 2021 and fiscal year ended October 31, 2020 was $0 and $0, respectively. As of July 31, 2021, the Company’s fixed asset have not yet been placed in service. Depreciation will begin on the date the assets are placed into service.

NOTE 5 – NOTES PAYABLE

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of July 31, 2021, accrued interest amounted to $10,647.

On August 31, 2016, the Company issued Success Zone Tech Ltd. a promissory note in the principal amount of $100,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. On January 7, 2019, this note was purchased by and assigned to Device Corp. This note has been fully converted as of July 31, 2021.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of July 31, 2021, accrued interest amounted to $7,471.

On March 27, 2017, the Company issued Craigstone Ltd. a promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of July 31, 2021, accrued interest amounted to $4,976.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of July 31, 2021, accrued interest amounted to $1,730.

On July 28, 2017, we issued Backenald Trading Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of July 31, 2021, accrued interest amounted to $7,255.

On January 24, 2020, the company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of July 31, 2021, there is $0 and $1,155, principal and interest, respectively, due on this note. This note is currently in default.

On March 24, 2020, the company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of July 31, 2021, the balance due on this note for principal and interest is $20,000 and $2,723, respectively. This note is in default.

On April 10, 2020, the Company issued a convertible promissory note to Device Corp., in the principal amount of $49,328, bearing interest at the rate of 10% per annum, and maturing on April 10, 2021. The note is convertible into shares of common stock at $0.0001 per share. The note was issued pursuant to the terms of the Debt Purchase and assignment agreement between Tiger Trout Capital Puerto Rico LLC and Device Corp, whereby Device purchased from Tiger Trout debt in the amount of $49,328 plus any accrued interest. During the nine months ended July 31, 2021, Device Corp converted $7,000 of principal into 100,000,000 shares of common stock.

As of July 31, 2021, the Company was also indebted to two other third parties for a total of $39,656, These notes are non-interest bearing and are currently past due and in default.

NOTE 6 – LOANS PAYABLE

YIC Acquisition assumed two loans that the Company still has. The first loan was an SBA loan with a balance of $1,056,807 and annual interest of 5.25%. The loan has monthly payments and matures March 13, 2026. The balance due on this loan as of July 31, 2021 and October 31, 2020 is $801,992 and $891,429, respectively. The second loan is a line of credit with a balance of $814,297 and an annual interest rate of 4.25%. Payment on this line of credit are monthly. The balance due on this loan as of July 31, 2021 and October 31, 2020 is $800,000 and $800,000, respectively.

During the nine months ended July 31, 2021, the Mid Penn Bank made several of the Company’s loan payments as part of the CARES Act. This amount has been recognized as a gain on forgiveness of debt of $33,536.

On August 31, 2020, the Company received a Paycheck Protection Program loan under the CARES Act for $83,300 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds are limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company currently intends to use the PPP Loan for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan. During the nine months ended July 31, 2021, this loan was forgiven per the terms of the PPP loan. This amount has been recognized as a gain on forgiveness of debt of $83,300.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

As of July 31, 2021 and October 31, 2020 the Company owes its officers $25,945 and $0, respectively, for cash advances to pay for operating expenses.

During the nine months ended July 31, 2021, the Company paid Everett Dickson, CEO, $40,000 for compensation.

During the nine months ended July 31, 2021, the Company paid Robert Bohorad, YICA’s Chief Operating Officer, $45,000 for compensation.

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

During the nine months ended July 31, 2021, the Company issued 450,000,000 shares of common stock for conversion of $45,000 of principal and interest.

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

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. As of July 31, 2021, there are 5,000,000 shares of Series A preferred stock owned by the CEO.

As of July 31, 2021 and October 31, 2020, the Company has preferred stock to be issued in the amount of $464,850 and $269,250, respectively.

Series B Preferred

The Series B preferred stock is convertible into shares of common stock at the option of the holder at a 35% discount to the lowest closing price for the thirty days prior to conversion.

On August 21, 2020, the Company entered into a Stock Purchased Agreement with Kanno Group Holdings II Ltd.(“KGH”), in which KGH purchased $3,000 of Series B Preferred Stock. The Company rescinded its agreement with KGH, agreeing to return the $3,000 it had received for the preferred stock.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to July 31, 2021, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc for $45,000.

Subsequent to July 31, 2021, Device Corp agreed to return 40,000,000 shares of common stock that has been previously issued.

Subsequent to July 31, 2021, the Company sold 180,000,000 shares of common stock for total cash proceeds of $180,000.

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

Results of Operations

The three months ended July 31, 2021 compared to the three months ended July 31, 2020

Revenue
We had $0 in revenue for the three months ended July 31, 2021, compared to $1,134 for the three months ended July 31, 2020. The decrease in revenue is due to a loss in retail food service customers.

Cost of Goods Sold

We incurred $0 in costs of goods sold for the three months ended July 31, 2021, compared to $85,098 for the three months ended July 31, 2020. In the prior period we had large a write down of our inventory due to expired or goods sold below cost.

General and administrative expenses

We had $16,713 of general and administrative expenses (“G&A”) for the three months ended July 31, 2021, compared to $41,127 for the three months ended July 31, 2020, a decrease of $24,414 or 59.4%. The decrease is due to decreased spending on investor relations and marketing during the current three-month period compared to the prior period.

Professional fees

We incurred $37,735 of professional fees for the three months ended July 31, 2021, compared to $3,500 for the three months ended July 31, 2020, an increase of $34,235 or 978%. Professional fees generally consist of audit, legal and accounting fees. The increase is due to an increase of audit, legal and accounting fees related to the filing of our Form 1-A and Form 10.

Other income (expense)

For the three months ended July 31, 2021, we had total other income of $67,422, compared to total other expense of $186,748 for the three months ended July 31, 2020. In the current period we incurred $15,878 of interest expense and recognized a gain on forgiveness of debt of $83,300. In the prior period we recognized other income of $6,944, a gain on the sale of an asset of $16,000 and a loss on conversion of debt of $208,500.

Net loss

We incurred a net income of $12,794 for the three months ended July 31, 2021, compared to a net loss of $315,339 for the three months ended July 31, 2020.

The nine months ended July 31, 2021 compared to the nine months ended July 31, 2020

Revenue
We had $3,568 in revenues for the nine months ended July 31, 2021, compared to $54,231 for the nine months ended July 31, 2020, a decrease of $50,663 or 93.4%. The large decrease in revenue is due to a loss in retail food service customers.

Cost of Goods Sold

We incurred $53,051 in costs of goods sold for the nine months ended July 31, 2021, compared to $124,879 for the nine months ended July 31, 2020, a decrease of $71,828 or 57.5%. Of the $53,051, approximately $47,500, was a write down of our inventory due to expired or goods sold below cost.

General and administrative expenses

We had $106,696 of G&A expense for the nine months ended July 31, 2021, compared to $178,117 for the nine months ended July 31, 2020, a decrease of $71,421 or 40.1%. The decrease is due to decreased spending on investor relations and marketing during the current period compared to the prior period.

Consulting – related party

We had $85,000 of related party consulting expenses for the nine months ended July 31, 2021, compared to $0 for the nine months ended July 31, 2020. In the current period we made a payment of $40,000 to our CEO and two payments totaling $45,000 to Robert Bohorad, YICA’s Chief Operating Officer.

Professional fees

We incurred $61,935 of professional fees for the nine months ended July 31, 2021, compared to $43,440 for the nine months ended July 31, 2020, an increase of $18,495 or 42.6%. Professional fees generally consist of audit, legal and accounting fees. The increase is due to increased legal fees during the period.

Other income (expense)

For the nine months ended July 31, 2021, we had total other income of $40,298, compared to total other expense of $278,767 for the nine months ended July 31, 2020. In the current period we incurred $51,910 of interest expense, earned $372 of interest income, recognized a gain on forgiveness of debt of $118,836 and a loss on conversion of debt of $26,000. In the prior period we incurred $71,404 of interest expense, earned $1,037 of interest income and recognized a loss on conversion of debt of $208,500.

Net loss

We incurred a net loss of $262,816 for the nine months ended July 31, 2021, compared to $570,972 for the nine months ended July 31, 2020.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended July 31, 2021 was $291,396 compared to $80,673 of cash used in operating activities for the nine months ended July 31, 2020.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment for the nine months ended July 31, 2021 was $1,000 compared to $0 of cash used in investing activities for the nine months ended July 31, 2020.

Cash Flows from Financing

For the nine months ended July 31, 2021, we received $284,627 from financing activities. $114,582 from proceeds from notes payable, $198,600 from the sale of preferred stock and $28,545 from related party loans. We repaid $57,100 of a notes payable during the same period. For the nine months ended July 31, 2020, we netted $11,314 from financing activities, mostly from $35,000 from proceeds from notes payable, $77,500 from the sale of common stock and repayments of $94,536 of notes payable.

Going Concern

As of July 31, 2021, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of July 31, 2021 due to a lack of segregation of duties and the absence of an independent audit committee.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended July 31, 2021, the Company issued 450,000,000 shares of common stock for conversion of $45,000 of principal and interest.

For each of the above-referenced issuances, the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) promulgated thereunder due to the fact that each was an isolated issuance to an accredited investor and did not involve a public offering of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Documents furnished as exhibits hereto:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUREUS, INC.

Date: September 17, 2021	By:	/s/ Everett M. Dickson
Everett M. Dickson
Chief Executive Officer/Interim Chief Financial Officer (Principal Executive, Principal Financial and Accounting Officer)

