Form 10-K
period 2021-10-31
Yuenglings Ice Cream Corp
filed 2022-01-31
CIK 1624517

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended OCTOBER 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission File Number: 000-53450

YUENGLINGS ICE CREAM CORPORATION

(formerly Aureus, Inc.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,654,524

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of January 24, 2022, there were 1,765,180,555 shares of common stock outstanding.

i

Forward Looking Statements

Except for statements of historical fact, the information presented herein constitutes forward-looking statements. These forward-looking statements generally can be identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” or other words of similar import.  Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to: successfully commercialize our technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capability; attract and retain talented individuals; continue operations during periods of uncertain general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission, including, specifically, the “Risk Factors” enumerated herein. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on our forward-looking statements, which speak only as of the date of this report.  Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Yuengling’s Ice Cream Corporation, (f/k/a Aureus, Inc.) (“Yuengling’s,” “ARSN,” “we,” “us,” or the “Company”) was incorporated in Nevada on April 19, 2013, under the name “Aureus Incorporated.” We were initially organized to develop and explore mineral properties in the state of Nevada. Effective December 15, 2017, we changed our name to “Hohme, Inc.,” and, effective February 7, 2019, we changed our name to “Aureus, Inc. and on September 14, 2021, the Company changed their name to Yuengling’s Ice Cream Corporation”. We are currently active in the state of Nevada.

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

We are a food brand development company that builds and represents popular food concepts throughout the United States and international markets. Management is highly experienced at business integration and re-branding potential. With little territory available for the older brands, we intend to bring fresh innovative brands that have great potential to our customers. Our brands will be unique in nature as we focus on niche markets that are still in need of development.

Our Websites

www.aureusnow.com and www.yuenglingsicecream.com

Our Business Objectives

Yuengling’s mission is to provide the highest quality ice cream and dairy-related products to its consumers, offer an enjoyable work environment for its employees, establish lasting relationships with its customers and vendors that are centered on trust, strive to surpass its customers’ expectations, always act ethically, and give back to the communities that support it.

Business Overview

Yuengling’s is an American and family-owned company with high brand recognition & loyalty. Its products are considered in the super-premium category and are all-natural. Yuengling’s exceeds Whole Foods Market® Ingredient Quality Standards. Its products are kosher with no added growth hormones, steroids, or antibiotics.

Yuengling’s is a strong, recognized brand with a long, positive family history and an experienced management team. We are smaller and more responsive than larger competitors.

When national brands continue to reduce the quality of their offerings and downsize their products, Yuengling’s products compare favorably and provide good “value” to our customers. We offer innovative new products and flavors.

Operating Strategy

Yuengling’s retail operating strategy is three-phased, centering on (1) product development, (2) achieving acceptance in a defined core area, and (3) expanding our operations once specific volume and metrics are attained. We are currently in the early stages of phase two.

Marketing and Distribution

Yuengling’s core marketing area is defined as the area from Scranton, Pennsylvania in the North, central Virginia in the South, Pittsburgh, Pennsylvania to the West, and the New Jersey shore to the East. We believe we offer higher than average overall margins for retailers.

Our goal is to establish critical mass distribution and specific consumer acceptance levels in the defined core marketing area. We feel this will be accomplished through brand promotion at the store level and top-of-mind-focused marketing programs, including large-scale and small-scale direct consumer product sampling. Once we have sufficient market penetration in our core marketing area, we plan to expand and establish the brand outside this area. At the time of this filing, Yuengling’s Ice Cream is sold in select markets in eastern Pennsylvania.

The Company plans to begin selling its three-gallon tubs to food service customers in the spring or early summer of 2022. The Company also plans to begin selling its ice cream pints to distributors and retailers in the spring or summer of 2022.

In the future, we anticipate working with several independent ice cream distributors, rather than a few large distributors, to distribute our products regionally and nationally. To help facilitate customer relationships, we may engage food brokers to act as our agents within designated territories or for specific accounts and receive commissions, which average 5% of net collected sales.

Our ice cream is shipped from our manufacturer to third-party cold storage facilities. In turn, our products are distributed from these cold storage facilities. We do not own, lease or otherwise maintain any vehicles involved in the shipping of our products.

Development Strategy

Our development strategy began with market entry in February 2014. The target was to establish distribution in retail grocery stores within the core marketing area with six-quart flavors of ice cream per store. Distribution is warehouse-based.

We believe our products are a slight bargain compared to super-premium brands such as Ben & Jerry’s and Häagen-Dazs and on par with other brands such as Gifford’s. Our promotional pricing strategy depends upon the retailer, with brand positioning as a super-premium offering. We sometimes engage in short-term Everyday Low Price (“EDLP”) program pricing to undermine the existing premium and super-premium players.

Production

Yuengling’s Ice Cream is currently produced by Totally Cool, Inc. (“Totally Cool”) at a high quality, modern, FDA-compliant facility in Owings Mills, Maryland. Our packaging consists of six quarts to a case, eight pints to a case, and three-gallon tubs. Totally Cool is a smaller ice cream production facility that produces ice cream and other frozen desserts for several local, regional, and national brands. Totally Cool’s size allows for smaller and more flexible production runs. We currently do not have a written agreement with Totally Cool; but rather, we order our products as needed pursuant to purchase orders. We do not anticipate that we would encounter any material difficulty in obtaining alternative production sources, at a comparable cost, if our co-packer decides to terminate their relationships with us. Nevertheless, any disruption in supply could have a material adverse effect on our company.

Product Specifications

Our packaging consists of six quarts to a case and eight pints to a case. We offer super-premium butterfat (14%) basis with super-premium flavorings and super-premium ingredients. Our products have high solids, and mid-range weight (50% overrun/air) for a super-premium mouth feel.

Product History

In February 2014, Yuengling’s brand was launched in quart containers in 10 flavors. Quarts were the best way to gain access to shelf space without displacing an existing 48oz or 16oz products. In October 2014, we launched two seasonal flavors, and we added four new flavors in February 2015. In July 2015, we launched six-pint flavors in 800 Ahold stores and began 3-gallon tub food service sales. In May 2016, we were granted a trademark for “Black & Tan” for the ice cream category, and in September 2016, we were granted a trademark for “Butterbeer” for the ice cream category.

At the national level, our primary retail competitors are Ben & Jerry’s and Häagen-Dazs. At the regional level, our direct retail competitors are Giffords (Maine), Graeter’s (Ohio), and Turkey Hill (Pennsylvania).

Primary Advantages

We believe we have a higher quality than most national brands, comparable to Ben & Jerry’s and Häagen-Dazs. We have new and different flavors. We also believe we have better value to consumers in cost per ounce, strong brand loyalty, and close relationships with retailers.

American Sourced

•	Yuengling’s Ice Cream uses a high super-premium butterfat (14%) base-paired with America’s finest artisan flavorings and inclusions (12%);

•	Yuengling’s Ice Cream contains no added growth hormones, steroids, or antibiotics. Yuengling’s Ice Cream is rBST / rBGH free, kosher, and 11 of our 13 flavors are gluten-free

American Made

Yuengling’s Ice Cream is currently produced by Totally Cool at a high quality, modern, FDA-compliant facility in Maryland. Yuengling’s recipe contains high solids and mid-range weight (50% overrun / air) for a gourmet mouth feel. We believe Yuengling’s Ice Cream is a Pennsylvania preferred brand and exceeds the Whole Foods Market® Ingredient Quality Standards.

American Served

Yuengling’s Ice Cream is offered at select universities, restaurants, professional stadiums, local grocers, and upscale convenience stores. We offer packaging for a range of consumers, including three-gallon tubs (food service), six quarts per case (food service + Retail + Online), and 8-Pints per case (Universities, Stadiums + Retail + Online).

Employees

We currently have three full-time employees, including officers and directors. We believe that we have been successful in attracting experienced and capable personnel. Mr. Dickson’s employment agreement prohibits him from competing with us or disclosing our proprietary information to non-authorized third parties. Our employees are not represented by any labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. PROPERTIES

We do not own or lease any property. We currently have an agreement for a virtual office. Our business mailing address is One Glenlake Parkway #650, Atlanta, GA 30328. Our primary phone number is (404) 885-6045.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the Over-the-Counter (OTC) Markets Pink Current Information under the symbol “ARSN.”

The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during fiscal year 2021 and 2020, as reported, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2021, Quarter Ended:	High	Low
January 31, 2021	$0.0026	$0.0008
April 30, 2021	$0.0066	$0.0012
July 31, 2021	$0.0049	$0.0017
October 31, 2021	$0.0027	$0.0013

Fiscal Year 2020, Quarter Ended:	High	Low
January 31, 2020	$0.065	$0.019
April 30, 2020	$0.0022	$0.0004
July 31, 2020	$0.0018	$0.0004
October 31, 2020	$0.0088	$0.0006

At January 17, 2022 there were approximately 12 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119. Their telephone number is (800) 785-7782.

(a) Holders

As of January 17, 2022, we had approximately 12 shareholders of record of our common stock.

(b) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

(c) Securities authorized for issuance under equity compensation plans

None

Recent Issuances of Unregistered Securities

During the year ended October 31, 2021, the Company issued 450,000,000 shares of common stock for conversion of $45,000 of principal and interest.

During the year ended October 31, 2021, the Company sold 485,000,000 shares of common stock for total cash proceeds of $540,000. 375,000,000 of those shares were issued by the transfer agent as of October 31, 2021, whereas 110,000,000 shares were not issued until November 2021 and are disclosed as $165,000 common stock to be issued.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended October 31, 2021, compared to the Year Ended October 31, 2020

Revenue
We had $3,450 in revenue for the year ended October 31, 2021, compared to $57,460 for the year ended October 31, 2020. The large decrease in revenue is due to a loss in retail food service customers. As the Company reorganized, it sold through its remaining inventory and did not produce additional product while it worked on plans to relaunch the Yuengling’s Ice Cream brand.

Cost of Goods Sold

We incurred $148,014 in costs of goods sold for the year ended October 31, 2021, compared to $45,168 for the year ended October 31, 2020. In the current period we had a large write down of our inventory of approximately $136,000 due to expired or goods sold below cost.

General and administrative expenses

We had $90,223 of general and administrative expenses (“G&A”) for the year ended October 31, 2021, compared to $147,448 for the year ended October 31, 2020, a decrease of $57,225 or 38.8%. The decrease is due to decreased spending on investor relations and marketing during the current period compared to the prior period as the Company works on its plans to relaunch the Yuengling’s Ice Cream brand and evaluate other business opportunities.

Consulting – related party

We had $85,000 of related party consulting expenses for the year ended October 31, 2021, compared to $0 for the year ended October 31, 2020. In the current period we made a payment of $40,000 to Everett Dickson, our former CEO and two payments totaling $45,000 to Robert Bohorad, YICA’s former Chief Operating Officer and our current CEO.

Professional fees

We incurred $171,692 of professional fees for the year ended October 31, 2021, compared to $84,940 for the year ended October 31, 2020, an increase of $86,752 or 102%. Professional fees generally consist of audit, legal and accounting fees. The increase in the current year is due to an increase of audit, legal and accounting fees related to the filing of our Form 1-A and Form 10.

Other income (expense)

For the year ended October 31, 2021, we had total other expense of $110,973, compared to total other income of $27,208 for the year ended October 31, 2020. In the current period we incurred $176,157 of interest expense, which included $93,750 on debt discount amortization, earned $738 of interest income, recognized a gain on forgiveness of debt of $151,418 and a loss on conversion of debt of $26,000. We also incurred additional expense of $59,028 for the issuance of convertible debt and a prepayment penalty on that debt of $17,819. In the prior period we incurred $127,934 of interest expense, earned $2,072 of interest income and recognized a gain for the change in derivative of $154,620.

Net loss

We incurred a net loss of $602,452 for the year ended October 31, 2021, compared to a net loss of $192,888 for the year ended October 31, 2020. Our net loss increased largely due to the write off of inventory and expenses incurred with the issuance of convertible debt.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the year ended October 31, 2021 was $416,801 compared to $259,135 of cash used in operating activities for the year ended October 31, 2020.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment for the year ended October 31, 2021 was $0 compared to $14,300 of cash used in investing activities for the year ended October 31, 2020. In the prior year we purchased $30,300 of equipment and received $16,000 from the sale of other property and equipment.

Cash Flows from Financing

For the year ended October 31, 2021, we netted $655,472 from financing activities. We received $114,582 from proceeds from notes payable, $86,250 from the issuance of convertible debt, $168,600 from the sale of preferred stock, $540,000 from the sale of common stock and $30,570 from related party loans. We repaid $142,391 of a notes payable, $111,569 back for the convertible debt and the related partly loans of $30,570 during the same period. For the year ended October 31, 2020, we netted $212,381 from financing activities, mostly from $118,300 from proceeds from notes payable, $77,500 from the sale of common stock, $115,450 from the sale of preferred stock and repayments of $97,719 of notes payable.

Critical Accounting Policies

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to inventories, income taxes, accounts receivable allowance, fair value derivatives, and reserve for warranty claims. We base our estimates on historical experience, performance metrics, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from others sources. Actual results will differ from these estimates under different assumptions or conditions. We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Use of Estimates

Financial statements prepared under accounting principles generally accepted in the U.S. require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management estimates include the estimated collectability of its accounts receivable, the valuation of long-lived assets, warranty reserves, the assumptions used to calculate derivative liabilities, assumptions used to value equity instruments issued for financing and compensation, and the valuation of deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue under Accounting Standard Update (“ASU”) No. 2014-09. This standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Under this guidance, revenue is recognized when control of promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We review our sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products are delivered to the customer’s control, and performance obligations are satisfied.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. The adoption of ASU 2019-10 does not have a material effect on its financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YUENGLING’S ICE CREAM CORPORATION

(formerly Aureus, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Yuengling’s Ice Cream Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yuengling’s Ice Cream Corporation (“the Company”) as of October 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended October 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Embedded Conversion Features on Notes Payable — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company has issued several notes payable during the year with conversion rates that are adjustable at a discounted rate to public trading prices near the conversion date. The terms allow for variable amounts of shares to be converted for a set dollar value; this and other factors require the embedded conversion feature to be accounted for as a derivative and revalued at the conversion date or each period end if still outstanding. Calculations and accounting for the notes payable and embedded conversion features require management’s judgments related to initial and subsequent recognition of the debt and related features, use of a valuation model, and value of the inputs used in the selected valuation model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for notes payable and related accounts included the following, among others:

•	Confirmation of notes payable and related terms, including notes paid off during the year.

•	Independent assessment of the appropriate valuation model for derivatives, performing independent calculations based on the model and comparing the Company’s results to a reasonable range as determined during the audit.

•	Determining if there were unusual transactions related to notes payable and the appropriate accounting treatment for such transactions.

•	Testing of substantially all transactions related to this matter.

We have served as the Company’s auditor since 2019.

Spokane, Washington

January 31, 2022

YUENGLING’S ICE CREAM CORPORATION

(formerly Aureus, Inc.)

CONSOLIDATED BALANCE SHEETS

	October 31, 2021	October 31, 2020
ASSETS
Current Assets:
Cash	$350,905	$112,234
Inventory	56,212	202,724
Accounts receivable	–	5,587
Total Current Assets	407,117	320,545

Other Assets:
Property and equipment, net	30,300	30,300
Total Assets	$437,417	$350,845
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$195,822	$201,290
Accrued interest	38,166	54,101
Notes payable	132,121	179,871
Loans payable	659,002	818,802
Line of credit	800,000	800,000
Total Current Liabilities	1,825,111	2,054,064

Long Term Liabilities
Loan payable, net of current portion	156,500	155,927
Total Liabilities	1,981,611	2,209,991

Commitments and contingencies

Mezzanine Equity
Preferred stock to be issued	437,850	269,250
Total mezzanine equity	437,850	269,250

Stockholders' Deficit:
Preferred stock, Series A; par value $0.001; 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common stock: $0.001 par value; 2,000,000,000 shares authorized; 1,535,180,555 and 810,180,555 shares issued and outstanding, respectively	1,535,181	810,181
Discount to common stock	(701,917)	(396,917)
Common stock to be issued	165,000	12,500
Additional paid in capital	565,465	389,161
Accumulated deficit	(3,550,773)	(2,948,321)
Total Stockholders' Deficit	(1,982,044)	(2,128,396)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$437,417	$350,845

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

(formerly Aureus, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2021	2020

Revenue	$3,450	$57,460
Cost of goods sold	148,014	45,168
Gross margin	(144,564)	12,292

Operating Expenses:
General and administrative expenses	90,223	147,448
Consulting – related party	85,000	–
Professional fees	171,692	84,940
Total operating expenses	346,915	232,388

Loss from operations	(491,479)	(220,096)

Other income (expense):
Interest expense	(176,157)	(127,934)
Interest income	738	2,072
Change in fair value of derivative	14,875	154,620
Loss on issuance of convertible notes	(59,028)	–
Gain on sale of asset	1,000	416
Early payment penalty	(17,819)	–
Gain on extinguishment of debt	151,418	–
Loss on extinguishment of debt	(26,000)	(1,966)
Total other (expense) income	(110,973)	27,208

Loss before provision for income tax	(602,452)	(192,888)
Provision for income tax	–	–
Net Loss	$(602,452)	$(192,888)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares, basic and diluted	1,187,413,432	501,947,751

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

(formerly Aureus, Inc.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Discount to Common	Series A Preferred Stock		Additional Paid in	Common Stock	Accumulated
	Shares	Amount	Stock	Shares	Amount	Capital	To Be Issued	Deficit	Total Equity
Balance October 31, 2019	214,750,000	$214,750	$(20,500)	5,000,000	$5,000	$316,600	$–	$(2,755,433)	$(2,239,583)
Stock issued for conversion of debt	477,375,000	477,375	(376,417)	–	–	–	–	–	100,958
Stock issued to YIC Acquisitions Corp.	100,000,000	100,000	–	–	–	(100,000)	–	–	–
Beneficial conversion feature	–	–	–	–	–	50,000	–	–	50,000
Loss on convertible debt	–	–	–	–	–	75,617	–	–	75,617
Stock issued for cash	18,055,555	18,056	–	–	–	46,944	12,500	–	77,500
Net Loss	–	–	–	–	–	–	–	(192,888)	(192,888)
Balance October 31, 2020	810,180,555	810,181	(396,917)	5,000,000	5,000	389,161	12,500	(2,948,321)	(2,128,396)
Stock issued for conversion of debt	450,000,000	450,000	(405,000)	–	–	145,901	(12,500)	–	78,401
Stock issued for cash	375,000,000	375,000	–	–	–	–	165,000	–	540,000
Stock returned	(100,000,000)	(100,000)	100,000	–	–	–	–	–	–
Loss on settlement of derivative	–	–	–	–	–	130,403	–	–	130,403
Net Loss	–	–	–	–	–	–	–	(602,452)	(602,452)
Balance October 31, 2021	1,535,180,555	$1,535,181	$(701,917)	5,000,000	$5,000	$565,465	$165,000	$(3,550,773)	$(1,982,044)

The accompanying notes are an integral part of these consolidated financial statements

YUENGLING’S ICE CREAM CORPORATION

(formerly Aureus, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(602,452)	$(192,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	–	3,666
Beneficial conversion feature	–	50,000
Early payment penalty	17,819	–
Debt discount amortization	93,750	–
Loss on extinguishment of debt	26,000	1,966
Gain on extinguishment of debt	(151,418)	–
Gain on sale of fixed asset	(1,000)	(416)
Loss on issuance of convertible debt	59,028	–
Change in fair value of derivative	(14,875)	(154,620)
Changes in assets and liabilities:
Accounts receivable	5,586	1,356
Inventory	146,513	40,427
Accounts payable	(5,468)	(24,499)
Accrued liabilities	9,716	15,873
Net cash used in operating activities	(416,801)	(259,135)

Cash flows from investing activities:
Purchase of property and equipment	–	(30,300)
Proceeds from the sales of property and equipment	–	16,000
Net cash used in investing activities	–	(14,300)

Cash flows from financing activities:
Proceeds from notes payable	114,582	118,300
Net proceeds from the sale of preferred stock	168,600	115,450
Sale of common stock	540,000	77,500
Payments on notes payable	(142,391)	(97,719)
Proceeds from convertible debt	86,250	–
Repayment of convertible debt	(111,569)	–
Proceeds – related party loan	30,570	–
Payments – related party loan	(30,570)	(1,150)
Net cash provided by financing activities	655,472	212,381

Net increase (decrease) in cash	238,671	(61,054)
Cash, beginning of year	112,234	173,288
Cash, end of year	$350,905	$112,234

Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental non-cash disclosure information:
Common stock issued for conversion of debt	$45,000	$100,958

The accompanying notes are an integral part of these consolidated financial statements

YUENGLING’S ICE CREAM CORPORATION

(formerly Aureus, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

Yuengling’s Ice Cream Corporation (formerly Aureus Incorporated) (the “Company”, “Yuengling’s”) was incorporated in the state of Nevada on April 19, 2013. The Company was organized to develop and explore mineral properties in the state of Nevada. The Company is currently in active status in the state of Nevada.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended October 31, 2021 or 2020.

Restricted Cash

The Company has an obligation to transfer $50,000 to Mid Penn Bank as security pursuant to the Agreement of Sale and Security Agreement with Mid Penn Bank and Yuengling Ice Cream Corp, by September 30, 2022. If the funds are not transferred by September 30, 2022, the Bank the has option to call the loan and to require the Company to pay any attorney’s fees incurred.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary YIC Acquisitions Corp. All material transactions and balances have been eliminated on consolidation.

Inventory

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has expired or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventories at October 31, 2021 and 2020 were $56,211 and $202,724, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the estimated useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of October 31, 2021, and 2020, no liability for unrecognized tax benefits was required to be reported.

Revenue recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery. YIC Acquisitions Corp (Yuengling’s Ice Cream) generates its revenue through the sale of pints to retailers, through the online sales of pints directly to consumers, and through the sale of 3 gallon tubs to food service establishments, such as restaurants, stadiums, and universities. Revenue is recognized at the time of delivery or, for online sales, at the time of the transaction. Retailers and food service customers’ terms are generally 15 or 30 days. Online sales are paid via credit card and funds are generally received within 30 days.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of October 31, 2021 and 2020, there are 3,070,821,710 and 1,620,604,188 potentially dilutive shares, respectively, if the Preferred A were to be converted. As of October 31, 2021 and 2020, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic No. 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

Level 1: Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly.

Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

Level 3: Level 3 inputs are unobservable inputs.

The following required disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows: Cash and Cash Equivalents, Accounts Receivable, and Accounts Payable. The items are generally short-term in nature, and accordingly, the carrying amounts reported on the consolidated balance sheets are reasonable approximations of their fair values.

The carrying amounts of Notes Receivable and Notes Payable approximate the fair value as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of October 31, 2021:

Description	Level 1	Level 2	Level 3	Total Gains
Derivative	$–	$–	$–	$14,875
Total	$–	$–	$–	$14,875

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of October 31, 2020:

Description	Level 1	Level 2	Level 3	Total Gains
Derivative	$–	$–	$–	$154,620
Total	$–	$–	$–	$154,620

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. The adoption of ASU 2019-10 does not have a material effect on its financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,550,773 at October 31, 2021, had a net loss of $602,452, and net cash used in operating activities of $416,801 for the year ended October 31, 2021. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	October 31, 2021	October 31, 2020
Property and equipment	$30,300	$30,300
Less: accumulated depreciation	–	–
Property and equipment, net	$30,300	$30,300

Depreciation expense

Depreciation expense for the year ended October 31, 2021 and 2020 was $0 and $0, respectively. As of October 31, 2021, the Company’s fixed asset have not yet been placed in service. Depreciation will begin on the date the assets are placed into service.

During the year ended October 31, 2021, the Company sold some equipment recognizing a gain of $1,000 on the sale.

NOTE 5 – NOTES PAYABLE

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of October 31, 2021, accrued interest amounted to $11,151.

On August 31, 2016, the Company issued Success Zone Tech Ltd. a promissory note in the principal amount of $100,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. On January 7, 2019, this note was purchased by and assigned to Device Corp. This note has been fully converted as of October 31, 2021.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of October 31, 2021, accrued interest amounted to $7,946.

On March 27, 2017, the Company issued Craigstone Ltd. a promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of October 31, 2021, accrued interest amounted to $5,307.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of October 31, 2021, accrued interest amounted to $1,849.

On July 28, 2017, we issued Backenald Trading Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of October 31, 2021, accrued interest amounted to $7,782.

On January 24, 2020, the company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of October 31, 2021, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of October 31, 2021, the balance due on this note for principal and interest is $5,000 and $2,975, respectively. This note is in default.

On April 10, 2020, the Company issued a convertible promissory note to Device Corp., in the principal amount of $49,328, bearing interest at the rate of 10% per annum, and maturing on April 10, 2021. The note is convertible into shares of common stock at $0.0001 per share. The note was issued pursuant to the terms of the Debt Purchase and assignment agreement between Tiger Trout Capital Puerto Rico LLC and Device Corp, whereby Device purchased from Tiger Trout debt in the amount of $49,328 plus any accrued interest. As of October 31, 2021, the balance due on this note is $13,000.

As of October 31, 2021, the Company was also indebted to two other third parties for a total of $39,656, These notes are non-interest bearing and are currently past due and in default.

NOTE 6 – LOANS PAYABLE

YIC Acquisition assumed two loans that the Company still has. The first loan was an SBA loan with a balance of $1,056,807 and annual interest of 5.25%. The loan has monthly payments and matures March 13, 2026. The balance due on this loan as of October 31, 2021 and 2020 is $735,502 and $801,992, respectively. The second loan is a line of credit with a balance of $814,297 and an annual interest rate of 4.25%. Payments on this line of credit are monthly. The balance due on this loan as of October 31, 2021 and 2020 is $800,000 and $800,000, respectively.

During the year ended October 31, 2021, the Mid Penn Bank made several of the Company’s loan payments as part of the CARES Act. This amount has been recognized as a gain on forgiveness of debt of $33,536.

On August 31, 2020, the Company received a Paycheck Protection Program loan under the CARES Act for $83,300 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds is limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company has used the PPP Loan only for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan. During year ended October 31, 2021, this loan was forgiven per the terms of the PPP loan. This amount has been recognized as a gain on forgiveness of debt of $83,300.

On March 16, 2021, the Company received a Paycheck Protection Program loan under the CARES Act for $114,582 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds are limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company has used the PPP Loan only for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan. If not forgiven the loan bears interest at 1% per annum and matures in five years. During year ended October 31, 2021, $34,582 of this loan was forgiven per the terms of the PPP loan. This amount has been recognized as a gain on forgiveness of debt of $34,582.

NOTE 7 – CONVERTIBLE NOTES

The following table summarizes the convertible notes and related activity as of October 31, 2021:

Note Holder	Date	Maturity Date	Interest	Balance October 31, 2020	Additions	Repayments	Balance October 31, 2021
Geneva Roth Remark Holding Inc	7/29/2021	7/29/2022	12%	–	45,000	(45,000)	–
Geneva Roth Remark Holding Inc	9/20/2021	9/20/2022	10%	–	48,750	(48,750)	–
			Total	$–	$93,750	$(93,750)	$–

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at October 31, 2020	$–
Increase to derivative due to new issuances	145,278
Decrease to derivative due to repayments	(130,403)
Derivative loss due to mark to market adjustment	(14,875)
Balance at October 31, 2021	$–

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of October 31, 2021 is as follows:

Inputs	At payment date	Initial Valuation
Stock price	$0.0016 - 0.0017	$0.0016 - 0.0024
Conversion price	$0.0008 - 0.001	$0.0009 - 0.0012
Volatility (annual)	176.4% – 178.7.%	215.1% - 232.18%
Risk-free rate	0.07% - 0.15%	0.07% - 0.08%
Dividend rate	-	-
Years to maturity	0.85 – 0.89	1

NOTE 8 – RELATED PARTY TRANSACTIONS

On March 20, 2020, the Company issued 100,000,000 shares of common stock to its subsidiary, YIC Acquisition Corp. The shares will be returned to the Company.

During the year ended October 31, 2021, the officers of the Company advanced the company $30,750 to pay for general operating expenses. As of October 31, 2021, all amounts have been repaid.

During the year ended October 31, 2021, the Company paid Everett Dickson, CEO, $40,000 for compensation.

During the year ended October 31, 2021, the Company paid Robert Bohorad, YICA’s Chief Operating Officer, $45,000 for compensation.

NOTE 9 – COMMON STOCK

On December 10, 2020, the Company amended its Articles of Incorporation and increased its authorized common stock to 1.5 billion (1,500,000,000) shares. On October 28, 2021, the Company amended its Articles of Incorporation and increased its authorized common stock to 2 billion (2,000,000,000) shares. On November 5, 2021, the Company amended its Articles of Incorporation and decreased its authorized common stock to 1.75 billion (1,750,000,000) shares. On January 21, 2022, the authorized shares of common stock was increased to 2 billion (2,000,000,000).

During the year ended October 31, 2020, the Company sold 21,527,777 shares of common stock for cash proceeds of $77,500. 3,472,222 of the shares have not yet been issued by the transfer agent.

During the year ended October 31, 2020, the Company issued 477,375,000 shares of common stock for conversion of $100,958 of principal and interest.

During the year ended October 31, 2021, the Company issued 450,000,000 shares of common stock for conversion of $45,000 of principal and interest.

During the year ended October 31, 2021, the Company sold 485,000,000 shares of common stock for total cash proceeds of $540,000. As of October 31, 2021, 110,000,000 shares have not yet been issued by the transfer agent, as such $165,000 is disclosed as common stock to be issued.

NOTE 10 – PREFERRED STOCK

Series A Preferred

The Company has designated Ten Million (10,000,000) shares of Preferred Stock the Series A Convertible Preferred Stock with a par and stated value of $0.001 per share. The holders of the Series A Convertible Preferred Stock are not be entitled to receive any dividends.

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

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. As of October 31, 2021, there are 5,000,000 shares of Series A preferred stock owned by the CEO.

As of October 31, 2021 and 2020, the Company has preferred stock to be issued in the amount of $437,850 and $269,250, respectively. As of October 31, 2021, the preferred Series A can be converted at $0.0008 per share, into 547,312,500 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown amount of preferred shares to be issued, cash has been repaid and the preferred shares are convertible at the option of the holder, the Company determined that mezzanine treatment appears appropriate. As such, the Company feels these securities should be classified as Mezzanine equity until they are fully issued.

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

NOTE 11 - INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is using the U.S. federal income tax rate of 21% and 5% estimated state tax.

The provision for Federal income tax consists of the following October 31:

	2021	2020
Federal income tax benefit attributable to:
Book income	$(126,500)	$(17,500)
Other nondeductible expenses	–	(59,400)
Less: valuation allowance	126,500	76,900
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$(371,200)	$(244,700)
Less: valuation allowance	371,200	244,700
Net deferred tax asset	$–	$–

At October 31, 2021, the Company had net operating loss carry forwards of approximately $371,200 that maybe offset against future taxable income.  No tax benefit has been reported in the October 31, 2021 or 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of October 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction, Nevada.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to October 31, 2021, the Company issued the 110,000,000 shares of common stock that was due as of October 31, 2021.

Subsequent to October 31, 2021, the Company sold 120,000,000 shares of common stock at $0.0008, for total cash proceeds of $96,000.

On January 21, 2022, the Company increased its authorized common stock from 1,750,000,000 (1.75 billion) to 2,000,000,000 (2 billion) shares.

On January 20, 2022, the Company entered into a Service Agreement with Desmond Partners, LLC for consulting services to be provided. The agreement is effective on February 1, 2022 for an initial term of three months. Per the terms of the agreement the consulting will receive a fee of $10,000 per month and 5% equity in the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of October 31, 2021, these disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of October 31, 2021, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

•	reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•	reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period October 31, 2021.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year October 31, 2021, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

•	Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions;
•	Due to our size and scope of operations, we currently do not have an independent audit committee in place;
•	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of January 17, 2022, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Everett M. Dickson	57	Chairman of the Board of Directors
Robert C. Bohorad	48	President and Chief Executive Officer

On October 28, 2021, Everett M. Dickson, elected to step down as President and Chief Executive Officer, and retain, his current position, as sole director and chairman of the board. Robert C. Bohorad was appointed as the new President and Chief Executive Officer.

Everett M. Dickson– Chairman

On December 31, 2018, our Board of Directors appointed Everett M. Dickson as President, Chief Executive Officer, Treasurer, and Secretary. Since 2017, Mr. Dickson has served as CEO and Chief Financial Officer (CFO) at Cruzani, Inc., a publicly-traded food service Company (OTC Pink: CZNI). From 2012 until joining the Company in June 2017, Mr. Dickson worked in the moist tobacco and alternative fuels industry. From 2005 through 2011, Mr. Dickson worked in the alternative fuels industry. Mr. Dickson has extensive Board, Corporate Finance, Restructuring, and Capital Markets experience, having worked, most recently, in the food service and moist tobacco industries. From 2005 through 2011, Mr. Dickson’s work was focused on MBO / LBO opportunities in the restaurant sector and on assisting startup companies in the alternative fuels industry.

Robert C. Bohorad–President and CEO

Mr. Bohorad was appointed as our Chief Operating Officer of YICA on June 18, 2019, and is the co-founder of Yuengling’s Ice Cream. Mr. Bohorad has 20+ years of experience working for companies in various stages of their life cycles. Mr. Bohorad previously ran his own logistics, tracking, and security solutions consulting practice aside from mentoring several startups and early-stage companies. Throughout his career, Mr. Bohorad has worked in numerous capacities, including business + strategic development, marketing, finance, accounting, operations, and human resources (HR). Mr. Bohorad brings broad industry experience, with a particular focus on medical devices and software. Mr. Bohorad is a graduate of the University of Pennsylvania Wharton School and received his Masters in Business Administration (MBA) from Fordham University.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors, to the fullest extent, permitted by Nevada law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended October 31, 2021, we believe all necessary forms have been filed.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been personally involved in any of the following events during the past ten years:

•

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships

There are no familial relationships among any of our directors or officers.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system, which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

Board Committees

Our board does not currently have a standing Audit Committee, Compensation Committee or Nominating/Corporate Governance Committee due the board’s limited size and the Company’s limited operations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our Board, it is not practical for us to have committees other than those described above, or to have more than two directors on such committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and our committees and allocate responsibilities accordingly.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table provides information as to cash compensation of all executive officers of the Company, for each of the Company’s last two fiscal years.

								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)		($)	($)	($)	($)	($)	($)	($)
Everett M. Dickson	2021	$40,000	(1)	$0	$0	$0	$0	$0	$0	$40,000
Chairman	2020	$0		$0	$0	$0	$0	$0	$0	$0
Robert C. Bohorad	2021	$45,000		$0	$0	$0	$0	$0	$0	$45,000
CEO	2020	$25,833	(2)	$0	$0	$0	$0	$0	$0	$25,833

(1)	In consideration for services rendered as CEO prior to resigning the position.
(2)	In consideration for consulting services rendered by Mr. Bohorad to YICA.

Director Compensation

At this time, our directors do not receive cash compensation for serving as members of our Board of Directors. The term of office for each director is one year or until his/her successor is elected at our annual meeting and qualified. The duration of office for each of our officers is at the pleasure of the Board of Directors. The Board of Directors has no nominating, auditing committee, or compensation committee. Therefore, the selection of a person or election to the Board of Directors was neither independently made nor negotiated at arm’s length.

During the fiscal years ended October 31, 2021 and 2020, our sole director, Mr. Dickson, received no compensation for director services.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of October 31, 2021.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 17, 2022, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Held		Percent of Class (3)
Named Executive Officers and Directors
Everett M. Dickson	3,290,854,714	(4)	66.67%
Robert C. Bohorad	–		–

All Executive Officers and Directors as a group (2 Persons)	3,290,854,714		66.67%

5% or More Stockholders
None

(1)	Unless as otherwise indicated in the following table and the footnotes, our named executive officers and directors’ address in the following table is c/o Aureus Inc., One Glenlake Parkway #650, Atlanta, GA 30328.

(2)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) because of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power concerning the number of shares of common stock outstanding on the date of this Form 10.

(3)	In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table is based on 1,725,180,555 shares of common stock as of the filing date of this Form 10-K.

(4)	Consists of 3,450,878,716 shares of common stock issuable upon the conversion of the 5,000,000 shares of Series A Preferred Stock held by Mr. Dickson. The Shares A Preferred Stock are convertible into such number of shares of common stock resulting in two-thirds (66.67%) of the outstanding shares of common stock of the Company on a post-conversion basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 20, 2020, the Company issued 100,000,000 shares of common stock to its subsidiary, YIC Acquisition Corp. The shares will be returned to the Company.

During the year ended October 31, 2021, the officers of the Company advanced the company $30,750 to pay for general operating expenses. As of October 31, 2021, all amounts have been repaid.

During the year ended October 31, 2021, the Company paid Everett Dickson, CEO, $40,000 for compensation.

During the year ended October 31, 2021, the Company paid Robert Bohorad, YICA’s Chief Operating Officer, $45,000 for compensation.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended October 31, 2021 and 2020 amounted to $40,250 and $16,000, respectively.

Audit-Related Fees

During the fiscal years ended October 31, 2021 and 2020 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended October 31, 2021 and 2020 was $0.

All Other Fees

During the fiscal years ended October 31, 2021 and 2020, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15. EXHIBITS

The following documents have been filed as part of this report.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Section 1350 Certification	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yuengling’s Ice Cream Corporation

Name	Title	Date

/s/ Robert C. Bohorad	President and Chief Executive Officer	January 31, 2022
Robert C. Bohorad

