Form 10-Q
period 2022-01-31
Yuenglings Ice Cream Corp
filed 2022-03-14
CIK 1624517

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission File Number: 000-53450

YUENGLING’S ICE CREAM CORPORATION

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of March 9, 2022, there were 1,765,180,555 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUENGLING’S ICE CREAM CORPORATION

(formerly Aureus, Inc.)

YUENGLING’S ICE CREAM CORPORATION

(formerly Aureus, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2022	October 31, 2021
ASSETS
Current Assets:
Cash	$122,111	$350,905
Inventory	56,212	56,212
Other receivable – related party	5,500	–
Total Current Assets	183,823	407,117

Other Assets:
Property and equipment, net	30,300	30,300
Total Assets	$214,123	$437,417
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$190,706	$195,822
Accrued interest	40,713	38,166
Notes payable	119,121	132,121
Loans payable	620,591	659,002
Line of credit	693,799	800,000
Total Current Liabilities	1,664,930	1,825,111

Long Term Liabilities
Loan payable, net of current portion	156,500	156,500
Total Liabilities	1,821,430	1,981,611

Commitments and contingencies

Mezzanine Equity
Preferred stock to be issued	398,522	437,850
Total mezzanine equity	398,522	437,850

Stockholders' Deficit:
Preferred stock, Series A; par value $0.001; 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common stock: $0.001 par value; 2,000,000,000 shares authorized; 1,765,180,555 and 1,535,180,555 shares issued and outstanding, respectively	1,765,181	1,535,181
Discount to common stock	(725,917)	(701,917)
Common stock to be issued	–	165,000
Additional paid in capital	620,465	565,465
Accumulated deficit	(3,670,558)	(3,550,773)
Total Stockholders' Deficit	(2,005,829)	(1,982,044)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$214,123	$437,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

(formerly Aureus, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended January 31,
	2022	2021
Revenue	$–	$3,386
Cost of goods sold	–	32,451
Gross margin	–	(29,065)

Operating Expenses:
General and administrative expenses	37,624	33,915
Officer compensation	18,000	–
Professional fees	43,803	49,750
Total operating expenses	99,427	83,665

Loss from operations	(99,427)	(112,730)

Other income (expense):
Interest expense	(20,532)	(16,208)
Interest income	174	–
Gain on disposal of fixed assets	–	1,000
Loss on conversion of debt	–	(26,000)
Total other expense	(20,358)	(41,208)

Net loss	$(119,785)	$(153,938)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	1,664,854,468	1,003,441,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

(formerly Aureus, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2022

(Unaudited)

	Common Stock		Discount to Common	Preferred Stock		Additional Paid in	Preferred Stock To Be	Common Stock To Be	Accumulated	Total
	Shares	Amount	Stock	Shares	Amount	Capital	Issued	Issued	Deficit	Equity
Balance October 31, 2020	810,180,555	$810,181	$(396,917)	5,000,000	$5,000	$389,161	$269,250	$12,500	$(2,948,321)	$(1,859,146)
Stock issued for conversion of debt	350,000,000	350,000	(315,000)	—	—	—	—	—	—	35,000
Stock issued for cash	—	—	—	—	—	—	134,000	—	—	134,000
Net Loss	—	—	—	—	—	—	—	—	(153,938)	(153,938)
Balance January 31, 2021	1,160,180,555	$1,160,181	$(711,917)	5,000,000	$5,000	389,161	$403,250	$12,500	$(3,102,259)	$(1,844,084)

	Common Stock		Discount to Common	Series A Preferred Stock		Additional Paid in	Common Stock To Be	Accumulated	Total Equity
	Shares	Amount	Stock	Shares	Amount	Capital	Issued	Deficit
Balance October 31, 2021	1,535,180,555	$1,535,181	$(701,917)	5,000,000	$5,000	$565,465	$165,000	$(3,550,773)	$(1,982,044)
Stock issued for cash	230,000,000	230,000	(24,000)	—	—	55,000	(165,000)	—	96,000
Net Loss	—	—	—	—	—	—	—	(119,785)	(119,785)
Balance January 31, 2022	1,765,180,555	$1,765,181	$(725,917)	5,000,000	$5,000	$620,465	$—	$(3,670,558)	$(2,005,829)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

(formerly Aureus, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(119,785)	$(153,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	–	26,000
Gain on sale of fixed asset	–	(1,000)
Changes in assets and liabilities:
Accounts receivable	–	148
Inventory	–	32,451
Other receivable – related party	(5,500)
Accounts payable	(5,116)	(29,157)
Accrued liabilities	2,547	3,659
Net cash used in operating activities	(127,854)	(121,837)

Cash flows from investing activities:
Proceeds from the sales of property and equipment	–	1,000
Net cash provided by investing activities	–	1,000

Cash flows from financing activities:
Net (payments) proceeds from the sale of preferred stock	(39,328)	134,000
Sale of common stock	96,000	–
Payment on LOC	(106,201)	–
Payments on notes payable	(51,411)	(17,262)
Proceeds – related party loans	–	2,600
Net cash (used) provided by financing activities	(100,940)	119,338

Net decrease cash	(228,794)	(1,499)
Cash, beginning of period	350,905	112,234
Cash, end of period	$122,111	$110,735

Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activity:
Conversion of principal and interest into common stock	$–	$35,000

The accompanying notes are an integral part of these condensed consolidated financial statements

YUENGLING’S ICE CREAM CORPORATION

(formerly Aureus, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

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

In January 2022, the company signed a non-binding Letter of Intent to acquire a production facility. The Company expects the transaction to close in April 2022.

In February 2022, the Company signed a binding Letter of Intent to acquire Revolution Desserts (“Revolution”). Revolution owns or licenses the Gelato Fiasco, Sweet Scoops, Art Cream, and SoCo Creamery brands. Revolution was founded by Robert Carlson and Luciano Alves. Mr. Carlson and Charles Green run the day-to-day operations of the company. The Company expects the transaction to close in March 2022.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending October 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended October 31, 2021.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of January 31, 2022 and 2021, there are 3,530,890,717 and 2,320,709,199 potentially dilutive shares, respectively, if the Preferred A were to be converted. As of January 31, 2022 and 2021, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,670,558, had a net loss of $119,785, and net cash used in operating activities of $127,854 for the three months ended January 31, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	January 31, 2022	October 31, 2021
Property and equipment	$30,300	$30,300
Less: accumulated depreciation	–	–
Property and equipment, net	$30,300	$30,300

Depreciation Expense

As of January 31, 2022, the Company’s fixed asset have not yet been placed in service. Depreciation will begin on the date the assets are placed into service.

NOTE 5 – NOTES PAYABLE

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of January 31, 2022, accrued interest amounted to $11,651.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of January 31, 2022, accrued interest amounted to $8,455.

On March 27, 2017, the Company issued Craigstone Ltd. a promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of January 31, 2022, accrued interest amounted to $5,663.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of January 31, 2022, accrued interest amounted to $1,976.

On July 28, 2017, we issued Backenald Trading Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of January 31, 2022, accrued interest amounted to $8,338.

On January 24, 2020, the company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of January 31, 2022, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of January 31, 2022, the balance due on this note for principal and interest is $5,000 and $3,475, respectively. This note is in default.

On April 10, 2020, the Company issued a convertible promissory note to Device Corp., in the principal amount of $49,328, bearing interest at the rate of 10% per annum, and maturing on April 10, 2021. The note is convertible into shares of common stock at $0.0001 per share. The note was issued pursuant to the terms of the Debt Purchase and assignment agreement between Tiger Trout Capital Puerto Rico LLC and Device Corp, whereby Device purchased from Tiger Trout debt in the amount of $49,328 plus any accrued interest. As of January 31, 2022, the balance due on this note is $0.

As of January 31, 2022, the Company was also indebted to another third party for a total of $24,656. This note is non-interest bearing and currently past due and in default.

NOTE 6 – LOANS PAYABLE

YIC Acquisition assumed two loans that the Company still has. The first loan was an SBA loan with a balance of $1,056,807 and annual interest of 5.25%. The loan has monthly payments and matures March 13, 2026. The balance due on this loan as of January 31, 2022 October 31, 2021, is $697,091 and $735,502, respectively. The second loan is a line of credit with a balance of $814,297 and an annual interest rate of 4.25%. Payments on this line of credit are monthly. On December 24, 2021, $106,201.44 from a CD was applied to the Line of Credit balance. The balance due on this loan as of January 31, 2022 and October 31, 2021 is $693,799 and $800,000, respectively.

On March 16, 2021, the Company received a Paycheck Protection Program loan under the CARES Act for $114,582 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds are limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company has used the PPP Loan only for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan. If not forgiven the loan bears interest at 1% per annum and matures in five years. During year ended October 31, 2021, $34,582 of this loan was forgiven per the terms of the PPP loan. $80,000 remains unforgiven. The Company is working with the SBA on the forgiveness process on the remaining part of the loan.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2022, a $5,500 payment was mistakenly made to a Company controlled by Everett Dickson. The amount is to be repaid in the second quarter.

During the three months ended January 31, 2022, the Company paid Robert Bohorad, YICA’s Chief Operating Officer, $18,000 for compensation.

NOTE 8 – COMMON STOCK

During the three months ended January 31, 2022, the Company issued the 110,000,000 shares of common stock that was sold in the prior period, but not yet issued as of October 31, 2021.

During the three months ended January 31, 2022, the Company sold 120,000,000 shares of common stock at $0.0008, for total cash proceeds of $96,000.

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

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. As of January 31, 2022, there are 5,000,000 shares of Series A preferred stock owned by the CEO.

As of January 31, 2022, the Company has preferred stock to be issued in the amount of $398,522. As of January 31, 2022, the preferred Series A can be converted at $0.0004 per share, into 996,305,000 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown amount of preferred shares to be issued, cash has been repaid and the preferred shares are convertible at the option of the holder, the Company determined that mezzanine treatment appears appropriate. As such, the Company feels these securities should be classified as Mezzanine equity until they are fully issued.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On January 20, 2022, the Company entered into a Service Agreement with Desmond Partners, LLC for consulting services to be provided. The agreement is effective on February 1, 2022 for an initial term of three months. Per the terms of the agreement the consultant will receive a fee of $10,000 per month and 5% equity in the Company.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

In January 2022, the company signed a non-binding Letter of Intent to acquire a production facility. The Company expects the transaction to close in April 2022.

In February 2022, the Company signed a binding Letter of Intent to acquire Revolution Desserts (“Revolution”). Revolution owns or licenses the Gelato Fiasco, Sweet Scoops, Art Cream, and SoCo Creamery brands. Revolution was founded by Robert Carlson and Luciano Alves. Mr. Carlson and Charles Green run the day-to-day operations of the company. The Company expects the transaction to close in March 2022. Per the terms of the agreement, the Company has paid Revolution $80,000 and will issue a promissory note in the amount of $235,000 payable within 120 days following the closing. Furthermore, Seller shall receive preferred stock convertible into 23% of the issued and outstanding common stock. Additional cash and stock may be awarded provided the Company achieves certain mutually agreed upon milestones set forth in the Definitive Agreement.

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

In January 2022, the company signed a non-binding Letter of Intent to acquire a production facility. The Company expects the transaction to close in April, 2022.

In February 2022, the Company signed a binding Letter of Intent to acquire Revolution Desserts (“Revolution”). Revolution owns or licenses the Gelato Fiasco, Sweet Scoops, Art Cream, and SoCo Creamery brands. Revolution was founded by Robert Carlson and Luciano Alves. Mr. Carlson and Charles Green run the day-to-day operations of the company. The Company expects the transaction to close in March 2022.

Results of Operations

The three months ended January 31, 2022 compared to the three months ended January 31, 2021

Revenue
We had $0 in revenue for the three months ended January 31, 2022, compared to $3,386 for the three months ended January 31, 2021. The decrease in revenue is due to a loss in retail food service customers.

Cost of Goods Sold

We incurred $0 in costs of goods sold for the three months ended January 31, 2022, compared to $32,451 for the three months ended January 31, 2021. In the prior period we had large a write down of our inventory due to expired or goods sold below cost.

General and administrative expenses

We had $37,624 of general and administrative expenses (“G&A”) for the three months ended January 31, 2022, compared to $33,915 for the three months ended January 31, 2021, an increase of $3,709 or 10.9%. The increase is primarily due to increased consulting expense during the current period

Professional fees

We incurred $43,803 of professional fees for the three months ended January 31, 2022, compared to $49,750 for the three months ended January 31, 2021, a decrease of $5,947 or 11.9%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease is primarily due to a decrease in investor relation expense.

Other income (expense)

For the three months ended January 31, 2022, we had total other expense of $20,358, compared to total other expense of $41,208 for the three months ended January 31, 2021. In the current period we incurred $20,532 of interest expense and $174 of interest income. In the prior period we recognized a gain on the sale of an asset of $1,000, a loss on conversion of debt of $26,000 and interest expense of $16,208.

Net loss

We incurred a net loss of $119,785 for the three months ended January 31, 2022, compared to a net loss of $159,938 for the three months ended January 31, 2021.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended January 31, 2022 was $127,854 compared to $121,837 of cash used in operating activities for the three months ended January 31, 2021.

Cash Flows from Investing

We neither received nor used cash in for investing activities for the three months ended January 31, 2022. We received $1,000 in the prior period from the sale of a piece of equipment.

Cash Flows from Financing

For the three months ended January 31, 2022, $100,940 was used by financing activities. We received $96,000 from proceeds from the sale of common stock. We repaid $51,411 on our notes payable and $106,201 towards our LOC. For the three months ended January 31, 2021, we netted $119,338 from financing activities, mostly from $134,000 from the sale of preferred stock. We made repayments of $17,262 of notes payable.

Going Concern

As of January 31, 2022, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of January 31, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2022, the Company issued the 110,000,000 shares of common stock that was sold in the prior period, but not yet issued as of October 31, 2021.

During the three months ended January 31, 2022, the Company sold 120,000,000 shares of common stock at $0.0008, for total cash proceeds of $96,000.

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

YUENGLING’S ICE CREAM CORPORATION

Date: March 14, 2022	By:	/s/ Robert C. Bohorad
Robert C. Bohorad
President and Chief Executive Officer

