Form 10-K
period 2016-10-31
Yuenglings Ice Cream Corp
filed 2022-03-15
CIK 1624517

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended OCTOBER 31, 2016

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,654,524

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of March 11, 2022, there were 1,765,180,555 shares of common stock outstanding.

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

Unless otherwise noted, as used herein, the terms “Yuengling’s,” “ARSN,” the “Company,” “we,” “our” and “us” refer to Yuengling’s Ice cream Corporation (f/k/a Aureus Incorporated), a Nevada corporation.

ITEM 1. BUSINESS.

Corporate History; Change in Control

Yuengling’s Ice Cream Corporation (f/k/a Aureus Incorporated) (the “Company”) was incorporated in the State of Nevada on April 19, 2013. The Company was organized to develop and explore mineral properties in the State of Nevada. On October 1, 2014, the Company entered into a Purchase Agreement with Gold Exploration Management Services, Inc. (“Gold Exploration”) pursuant to which the Company purchased 100% of Gold’s Exploration’s interest in one claim block of 11 claims or 220 acres, in Elko County, Nevada (the “Gold Creek Property”) for $15,000. The claims were registered in the name of Gold Exploration. On August 31, 2015, Gold Exploration’s title to the mining claims on the Gold Creek Property expired but has been re-staked by the Company. In September 2015, the Bureau of Land Management (“BLM”) imposed a prohibition on mining activities on 10 million acres of public and National Forest System Lands, including the Gold Creek Property, in order to protect the greater sage-grouse and its habitat from adverse effects of locatable mineral exploration and mining activities, subject to valid existing rights (the “Land Freeze”). Due to the Land Freeze, the Company has not been able to have the title to the Gold Creek Property transferred into the Company’s name or to conduct any activities on the Gold Creek Property.

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

Overview

Yuengling’s Ice Cream Corporation, (f/k/a Aureus Incorporated)) (“Yuengling’s,” “ARSN,” “we,” “us,” or the “Company”) was incorporated in Nevada on April 19, 2013, under the name “Aureus Incorporated.” We were initially organized to develop and explore mineral properties in the state of Nevada. Effective December 15, 2017, we changed our name to “Hohme, Inc.,” and, effective February 7, 2019, we changed our name to “Aureus, Inc.” and on September 14, 2021, the Company changed their name to Yuengling’s Ice Cream Corporation”. We are currently active in the state of Nevada.

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

We believe our products are a slight bargain compared to super-premium brands such as Ben & Jerry’s and Häagen-Daz and on par with other brands such as Gifford’s. Our promotional pricing strategy depends upon the retailer, with brand positioning as a super-premium offering. We sometimes engage in short-term Everyday Low Price (“EDLP”) program pricing to undermine the existing premium and super-premium players.

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

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES

We do not own or lease any property. We currently have an agreement for a virtual office. Our business mailing address is One Glenlake Parkway #650, Atlanta, GA 30328. Our primary phone number is (404) 805-6044

ITEM 3. LEGAL PROCEEDINGS

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

	High		Low

2016 Fiscal Year
1st Quarter ended January 31, 2016		$0.06		$0.0057
2nd Quarter ended April 30, 2016		$0.06		$0.06-
3rd Quarter ended July 31, 2016		$0.85		$0.06-
4th Quarter ended October 31, 2016		$2.48		$0.009

2015 Fiscal Year
1st Quarter ended January 31, 2015	$	N/A	$	N/A
2nd Quarter ended April 30, 2015	$	N/A	$	N/A
3rd Quarter ended July 31, 2015	$	N/A	$	N/A
4th Quarter ended October 31, 2015	$	N/A	$	N/A

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

Description of Securities

General

Our authorized common stock consists of 2,000,000,000 shares of common stock at a par value of $0.001 per share.

Our authorized, Series A Preferred stock consists of; 10,000,000 shares authorized, par value $0.001 per share.

Common Stock

As of March 11, 2022, 1,765,180,555, shares of common stock were issued and outstanding. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of three percent of shares of common stock issued and outstanding, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders.

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

Share Purchase Warrants

As of March 11, 2022, there were no outstanding warrants to purchase our securities. We may, however, issue warrants in the future, to purchase our securities.

Options

As of March 11, 2022, there were no options to purchase our securities outstanding. We may, however, in the future grant such options and/or establish an incentive stock option plan for our directors, employees and consultants.

Convertible Securities

As of October 31, 2016, we have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock. We may, however, issue such convertible or exchangeable securities in the future.

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

Holders of Our Common Stock

As of March 11, 2022, we had approximately 12 record holders of our Common Stock.

Stock Transfer Agent

Our transfer agent is Pacific Stock Transfer, 6725 Via Austi Parkway #300, Las Vegas, NV 89119. Our telephone is (800) 785-7782, email is info#pacificstocktransfer.com, website www.pacificstocktransfer.com. The transfer agent is registered under the Exchange Act and operates under the regulatory authority of the SEC and FINRA.

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the end of the fiscal year ended October 31, 2016.

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

Subsequent to October 31, 2016

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

On March 24, 2020, the Company issued a promissory note to a third party in the principal amount of $20,000, bearing interest at the rate of 10% per annum and maturing on May 30, 2020.

During the six months ended April 30, 2020, the Company issued 147,375,000 shares of common stock for conversion of $40,800 and $6,175 or principal and interest, respectively.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2).

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors.

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

Unless stated otherwise, the words “we,” “us,” “our,” the “Company” or “Aureus,” “ARSN” in this section collectively refer to Yuengling’s Ice cream Corporation (f/k/a Aureus Incorporated), a Nevada corporation.

Plan of Operations

Results of Operations for the Fiscal Year Ended October 31, 2016 compared to the Fiscal Year Ended October 31, 2015.

Revenue

We had $0 in revenues for the fiscal year ended October 31, 2016, versus revenues of $0 for the fiscal year ended October 31, 2015.

Operating Expenses

General & Administrative Expenses

General and administrative expenses include professional fees, costs associated, press releases, public relations, rent, sponsorships, and other expenses. We incurred general and administrative expenses of $138,344 for the fiscal year ended October 31, 2016, versus $61,094 for the fiscal year ended October 31, 2015, an increase of $77,250 (126.44%). This increase was due to having higher consulting fees and higher professional fees and the purchase of mining equipment in 2016.

Other Income (Expense)

Our other income and expenses include interest expense and depreciation. We recognized other expenses of $22,805 for the fiscal year ended October 31, 2016, versus other expenses of $0 for the fiscal year ended October 31, 2015. The increase of $22,805 (22,805%) was due to an increase in interest expense.

Net Losses

We incurred a net loss of $161,149 for the fiscal year ended October 31, 2016, versus $76,094 for the fiscal year ended October 31, 2015, representing a $85,055 (111.78%) increase. This increase was due to having higher consulting fees and higher professional fees and the purchase of mining equipment in 2016.

Liquidity and Capital Resources

Liquidity and Capital Resources for the Fiscal Year Ended October 31, 2016, Compared to the Fiscal Year Ended October 31, 2015.

The following table summarizes the sources and uses of cash for the periods stated. The Company held no cash equivalents for any of the periods presented.

	For the Fiscal Year Ended October 31,
	2016	2015
Cash, beginning of period	$924	$32,725
Net cash used in operating activities	(113,757)	(53,602)
Net cash used in investing activities	(18,857)	–
Net cash provided by financing activities	140,000	21,801
Cash, end of period	$8,310	$924

Operating Activities

For the fiscal year ended October 31, 2016, we used $113,757 of cash in operations, which included our net loss of $161,149 an increase of accounts payable of $23,289 Cash flows remained relatively consistent year-over-year but the negative cash flow from operations is primarily due to the start-up/lower volume nature of the operations.

In the fiscal year ended October 31, 2015, we used $53,602 of cash in operations. This was made up primarily from a net loss of $76,094 and a $15,000 impairment of a mineral property.

Investing Activities

Net cash used in investing activities for the fiscal year ended October 31, 2016, of ($18,857) resulted from the purchase of equipment. Net cash used in investing activities for the fiscal year ended October 31, 2015, of $0 resulted from no activity.

Financing Activities

Net cash provided by financing activities was $140,000 for the fiscal year ended October 31, 2016, which consisted of $140,000 of proceeds from notes payable. Net cash provided by financing activities was $21,801 for the fiscal year ended October 31, 2015, which consisted of $20,000 of proceeds from notes payable, and $1,801from a related party loan.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. Our capital requirements for the fiscal year ending October 31, 2021, will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions that would generate sufficient resources to ensure the continuation of our operations.

The sale of additional equity or debt securities may result in further dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our Common Stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations, which could have a material adverse effect on our business, financial condition, and operations results.

Inflation

The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts representing replacement costs or using other inflation adjustments.

Going Concern

The accompanying audited 2016 financial statements have been prepared on a going concern basis. For the fiscal year ended October 31, 2016, we had a net loss of $161,149, had net cash used in operating activities of ($113,757), an accumulated deficit of ($338,823) and stockholders’ deficit of ($211,923).

Our ability to continue as a going concern depends on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, fund possible future acquisitions, and generate profitable operations in the future. Our management plans to provide for our capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time, and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or generate positive operating results. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of October 31, 2016 we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since the fiscal year ended October 31, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yuengling’s Ice Cream Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Yuengling’s Ice Cream Corporation (“the Company”) as of October 31, 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has sustained operating losses since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

Spokane, Washington

March 11, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Aureus Incorporated

We have audited the accompanying balance sheets of Aureus Incorporated as of October 31, 2015 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aureus Incorporated as of October 31, 2015 and the related statement of operations, changes in stockholders’ equity and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD, LLP

Walnut, CA

March 15, 2022

YUENGLING’S ICE CREAM CORPORATION (F/K/A AUREUS INCORPORATED)

BALANCE SHEETS

	October 31,	October 31,
ASSETS	2016	2015
Current assets:
Cash	$8,310	$924
Prepaid Professional fees	–	1,248
Total current assets	8,310	2,172

Total assets	$8,310	$2,172
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$31,404	$8,115
Accounts payable-related party	50	–
Accrued interest	4,123	175
Loans payable related party	24,656	24,656
Notes payable	160,000	20,000
Total liabilities	220,233	52,946

Stockholders' deficit:
Common Stock $0.001 par value 2,000,000,000 shares authorized, 126,450,000 shares
issued and outstanding as of October 31, 2016 and 126,450,000 October 31, 2015	126,450	126,450
Additional Paid in Capital	450	450
Accumulated Deficit	(338,823)	(177,674)
Total stockholders' equity/deficit	(211,923)	(50,774)

Total liabilities and stockholders' equity	$8,310	$2,172

_________________

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 15:1 stock split.

The accompanying notes are an integral part of these financial statements

YUENGLING’S ICE CREAM CORPORATION (F/K/A AUREUS INCORPORATED)

STATEMENTS OF OPERATIONS

	Year Ended October 31, 2016	Year Ended October 31, 2015
Operating expenses:
General and administrative	$138,344	$61,094
Impairment of deposit on mineral property	–	15,000
Total operating expenses	138,344	76,094

Loss from operations	(138,344)	(76,094)

Other income (expenses)
Interest expense, net	(3,948)	–
Loss on disposal of assets	(18,857)	–
Total other income (expense)	(22,805)	–

Net loss for the period	$(161,149)	$(76,094)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	126,450,000	126,450,000

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 15:1 stock split.

The accompanying notes are an integral part of these financial statements

YUENGLING’S ICE CREAM CORPORATION (F/K/A AUREUS INCORPORATED)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Subscriptions Received	Accumulated Deficit	Total Shareholders’ Equity
BALANCE OCTOBER 31, 2014	–	$–	$–	$30,300	$(5,430)	$24,870
Capital Contribution	–	–	450	–	–	450
Receipt of payment for subscriptions	126,450,000	126,450	(450)	(30,300)	(96,150)	–
Net Loss	–	–	–	–	(76,094)	(76,094)
BALANCE OCTOBER 31, 2015	126,450,000	$126,450	$450	$–	$(177,674)	$(50,774)
Net Loss	–	–	–	–	(161,149)	(161,149)
BALANCE OCTOBER 31, 2016	126,450,000	$126,450	$450	$–	$(338,823)	$(211,923)

________________________

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 15:1 stock split.

The accompanying notes are an integral part of these financial statements

YUENGLING’S ICE CREAM CORPORATION (F/K/A AUREUS INCORPORATED)

STATEMENTS OF CASH FLOWS

	Year Ended October 31, 2016	Year Ended October 31, 2015
Cash flow from operating activities:
Net loss	$(161,149)	$(76,094)
Adjustment to reconcile net loss to net cash used in operating activities:
Capital contribution	–	450
Accrued Interest	3,948	175
Impairment of mineral property	–	15,000
Loss on disposal of assets	18,857	–
Changes in operating assets and liabilities:
Prepaid expenses	1,248	(1,248)
Accounts Payable-Related Party	50	–
Accounts Payable	23,289	8,115
Net Cash (Used) in Operating activities	(113,757)	(53,602)
Cash flows from Investing Activities
Mining Equipment	(18,857)	–
Net cash used in Investing activities	(18,857)	–
Cash flows from financing activities:
Proceeds from notes payable	140,000	20,000
Loan from Related Party	–	1,801
Net cash provided by financing activities	140,000	21,801
Increase/decrease in cash during the period	7,386	(31,801)

Cash, beginning of period	924	32,725

Cash, end of period	$8,310	$924

Supplemental disclosure of cash flow information:
Cash paid during the period
Cash paid for Interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these financial statements

YUENGLING’S ICE CREAM CORPORATION (F/K/A AUREUS INCORPORATED)

NOTES TO AUDITED FINANCIAL STATEMENTS

October 31, 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Yuengling’s Ice cream Corporation (f/k/a Aureus Incorporated) (the “Company”) was incorporated in the State of Nevada on April 19, 2013. The Company was organized to develop and explore mineral properties in the State of Nevada. On October 1, 2014, the Company entered into a Purchase Agreement with Gold Exploration Management Services, Inc. (“Gold Exploration”) pursuant to which the Company purchased 100% of Gold’s Exploration’s interest in one claim block of 11 claims or 220 acres, in Elko County, Nevada (the “Gold Creek Property”) for $15,000. The claims were registered in the name of Gold Exploration. On August 31, 2015, Gold Exploration’s title to the mining claims on the Gold Creek Property expired but has been re-staked by the Company. In September 2015, the Bureau of Land Management (“BLM”) imposed a prohibition on mining activities on 10 million acres of public and National Forest System Lands, including the Gold Creek Property, in order to protect the greater sage-grouse and its habitat from adverse effects of locatable mineral exploration and mining activities, subject to valid existing rights (the “Land Freeze”). Due to the Land Freeze, the Company has not been able to have the title to the Gold Creek Property transferred into the Company’s name or to conduct any activities on the Gold Creek Property.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended October 31, 2016 or 2015.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of October 31, 2016, and 2015, no liability for unrecognized tax benefits was required to be reported.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of October 31, 2016 and 2015, there were no potentially dilutive shares.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company has determined that the adoption of this guidance does not a material impact on the financial statements.

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

In April 2015, the FASB issued ASU 2015-3, “Interest - Imputation of Interest (Subtopic 835-30),” related to the presentation of debt issuance costs. This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. We will adopt this pronouncement for our year beginning November 1, 2016. The Company has determined that the adoption of this guidance does not a material impact on the financial statements.

NOTE 3 – GOING CONCERN

The Company has sustained operating losses since inception. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. For the year ending October 31, 2016 the Company incurred a net loss of $161,149. The accumulated deficit to October 31, 2016 is $338,823.

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

NOTE 4 – LOAN FROM RELATED PARTY

During the period from April 19, 2013 to October 31, 2015, the Company received advances totaling $24,656 from Dong Gu Kang and Min Jung Kang, the Company’s former executive officers and directors (the “Selling Stockholders”). The advance was unsecured, non-interest bearing and due upon demand giving 30 days written notice to the borrower. In connection with the Stock Purchase Agreement, dated September 30, 2015, among the Company, the Selling Stockholders and Maverick, LLC, a Nevis limited liability company (“Maverick”), pursuant to which Maverick purchased 90,000,000 shares of common stock of the Company from the Selling Stockholders, Maverick assumed $24,656 in outstanding debt owed the Selling Stockholders by the Company; constituting 100% of the debt owed the Selling Stockholders of the Company, pursuant to a Debt Assumption Agreement, dated September 30, 2015, between the Company, the Selling Stockholders and Maverick. Maverick beneficially owned 71.7% of the common stock of the Company. As of October 31,2016 and October 31, 2015, the balance due related parties is $24,706 and $24,656, respectively.

NOTE 5 –RELATED PARTY TRANSACTIONS

During the year ended October 31, 2016 the Company paid $10,000 to their president and CEO for consulting services.

This payment is deemed a related party transaction.

NOTE 6 – NOTES PAYABLE

On September 9, 2015, the Company issued Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale with a default rate of 10%. As of October 31, 2016, and October 31, 2015 accrued interest amounted to $1,145 and $175, respectively. This note is currently past due.

On November 6, 2015, the Company issued Craigstone Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale with a default rate of 10%. As of October 31, 2016, accrued interest amounted to $986. This note is currently past due.

On March 22, 2016, the Company issued Craigstone Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale with a default rate of 10%. As of October 31, 2016, accrued interest amounted to $611. This note is currently past due.

On August 31, 2016, the Company issued Success Zone Tech Ltd. a promissory note in the principal amount of $100,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or the entire outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of October 31, 2016, accrued interest amounted to $1,381. This note is currently past due.

NOTE 7 – IMPAIRMENT OF MINERAL PROPERTY

In September 2015, the Bureau of Land Management (“BLM”) imposed a prohibition on mining activities on 10 million acres of public and National Forest System Lands, including the Gold Creek Property, in order to protect the greater sage-grouse and its habitat from adverse effects of locatable mineral exploration and mining activities, subject to valid existing rights (the “Land Freeze”). Due to the Land Freeze, the Company has not been able to have the title to the Gold Creek Property transferred into the Company’s name or to conduct any activities on the Gold Creek Property and has been impaired in the amount of $15,000 for the year ended October 31, 2015.

NOTE 8 - INCOME TAX

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

The provision for Federal income tax consists of the following October 31:

	2016	2015
Federal income tax benefit attributable to:
Book income	$(33,849)	$(15,980)
Other nondeductible expenses	–	–
Less: valuation allowance	33,849	15,980
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$(242,673)	$(81,524)
Less: valuation allowance	242,673	81,524
Net deferred tax asset	$–	$–

At October 31, 2016, the Company had net operating loss carry forwards of approximately $161,149 that maybe offset against future taxable income. No tax benefit has been reported in the October 31, 2016 or 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of October 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction, Nevada.

NOTE 9 – COMMON STOCK

During the year ended October 31, 2015 the Company was in receipt of subscription proceeds in the amount of $30,300. Subsequently the common shares were issued to the subscribers. On November 17, 2015 the Company, authorized a fifteen-for-one (15:1) forward stock split of the Company’s common stock, par value $0.001 per share without changing the authorized number or par value of the Common Stock and with fractional shares resulting from the Forward Split being rounded up to the nearest whole number. The Forward Split became effective on November 25, 2015. As a result of the Forward Split, the number of the Company’s issued and outstanding shares of Common Stock were increased from 8,430,000 to 126,450,000.

As a result of the forward split of the Company’s common stock, created a negative amount in the Additional Paid in Capital.

While there are no specific accounting guidelines to treat the negative Additional Paid in Capital (APIC), the Company has determined to account for the negative amount in the Company’s Retained Earnings as opposed to a Discount on Common Stock. The rationale behind this this adjustment is that Additional Paid in Capital (APIC) is a capital account and cannot reflect a negative balance. Therefore, the negative balance created by stock split should be charged to Retained Earnings.

NOTE 10– SUBSEQUENT EVENTS

2017 Subsequent Events

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

On December 5, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada in order to effectuate a 1-for-8 reverse stock split of its outstanding common stock However, on January 12, 2018, the Financial Industry Regulatory Authority (“FINRA”) informed the Company that the Company’s corporate action submission notice with FINRA concerning the reverse split was deemed to be deficient under FINRA Rule 6490(d)(3)(2) due to the fact that the Company had failed to file its quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2016 and annual report on Form 10-K for the fiscal year ended October 31, 2016 prior to deregistering the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, , by filing a Form 15 with the SEC on March 7, 2017. As a result, the reverse split was abandoned by the Company.

On December 6, 2017, the Company amended its Articles of Incorporation to authorize the issuance of 10 million (10,000,000) shares of "blank check" preferred stock, par value $0.001 per share.

2018 Subsequent Events

On August 13, 2018, the company issued Travel Data Solutions a promissory note in the principal amount of $25,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance.

On December 21, 2018, pursuant to a Stock Purchase Agreement, dated December 20, 2018, by and among the Company Everett M. Dickson (the “Buyer”) and Hohme Holdings International, Inc. (the “Seller”), the Buyer purchased 90,000,000 shares of common stock of the Company from the Seller for a total of $15,000. Simultaneously with the consummation of the Stock Purchase Agreement, Sadiq Shaikh resigned as the President and Chief Executive Officer and from the Board of Directors of the Company; Deborah Engles resigned as the Secretary and Treasurer of the Company; and Everett M. Dickson was appointed as the President, Chief Executive Officer, Treasurer, Secretary and as a director to the Board of directors of the Company. Mr. Dickson subsequently exchanged his Common Stock for 5,000,000 shares of the Company's Series A Convertible Preferred Stock.

2019 Subsequent Events

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

On June 18, 2019, the company entered into a Secured Creditor Asset Sale and Purchase Agreement with Mid Penn Bank (“Creditor”) and Yuengling’s Ice Cream (“Debtor”). The Company agreed to purchase certain assets of Yuengling’s Ice Cream and to assume certain liabilities of Debtor. The Company, assumed the tangible and intangible assets that relates to and are directly derived from the assets purchased pursuant to the Secured Creditor Asset Sale and Purchase Agreement including, but not limited to the following: (i) Accounts, Chattel Paper (including Tangible Chattel Paper and Electronic Chattel Paper), Deposit Accounts, Documents, Equipment, Fixtures, General Intangibles, Goods, Instruments, Inventory, Investment Property, Letter of Credit Rights, Payment Intangibles, supporting obligations, books and records, all rents, issues and profits of the business of selling ice cream and any other business Debtor is involved in: and (ii) all other tangible and intangible personal property, whether now owned or hereafter acquired, including policies of insurance thereon and all insurance proceeds and unearned premium in connection therewith, together withal all accessions, additional to replacements for and substitutions of Collateral and all cash and non-cash proceeds and products thereof. In addition, a 2015 Chevrolet Truck, it is intended that the Collateral shall include all assets of the Debtor including all operating contracts. Collateral shall also include a certain account held at Mid Penn Bank including all interest and earnings thereon. The Company will assume the debt in the total amount of $1,889,012.

YIC Acquisition a wholly owned subsidiary of the Company has assumed three loans. The first loan was an SBA loan with a balance of $1,056,807 and annual interest of 7.5%. The loan has monthly payments and matures March 13, 2026. The second loan is a line of credit with a balance of $814,297 and an annual interest rate of 6.5%. Payment on this line of credit are monthly. The third loan is for a truck with a balance of $17,908 and annual interest of 4.95%. This loan has monthly payments and matures May 6, 2020.

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

2020 Subsequent Events

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

On March 24, 2020, the Company issued a promissory note to a third party in the principal amount of $20,000, bearing interest at the rate of 10% per annum and maturing on May 30, 2020.

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

2021 Subsequent Events

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

2022 Subsequent Events

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

In accordance with ASC 855-10, the Company’s management has reviewed all material events through the date the financials were issued and there are no additional material subsequent events to report other those reported above

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2016, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

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

As of October 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of October 31, 2016, our internal control over financial reporting was not effective because of the following material weaknesses:

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

On September 17, 2015, the Board appointed Tracy Fortner as the President, Chief Executive Officer, Secretary and Treasurer of the Company.

On November 7, 2017 Tracy Fortner resigned all of his positions as an officer and director of the Company and Sadiq Shaikh was appointed as the President, Chief Executive Officer and as a member of the Board of Directors of the Company and Deborah Engles was appointed as the Secretary and Treasurer of the Company.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed.

Name:	Age:	Person:	Director Since:

Tracy Fortner	51	Former President, Chief Executive Officer, Chairman, Secretary and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)	September 17, 2015
Everett Dickson	58	President, Chief Executive Officer, Chairman, Secretary and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)	December 21, 2018
Robert Bohorad	49	President, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer) (Principal Financial and Accounting Officer)

Tracy Fortner was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on September 17, 2015.

On November 7, 2017 Tracy Fortner resigned all of his positions as an officer and director of the Company.

On November 7, 2017 Sadiq Shaikh was appointed as the President and Chief Executive Officer and a director of the Company;

On November 7, 2017 Deborah Engles was appointed as the Secretary and Treasurer of the Company.

On December 21, 2018 Everett Dickson was appointed the President and Chief Executive Officer and a director of the Company.

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

Business Experience

Everett M. Dickson– Chairman

On December 21, 2018, our Board of Directors appointed Everett M. Dickson as President, Chief Executive Officer, Treasurer, and Secretary. Since 2017, Mr. Dickson has served as CEO and Chief Financial Officer (CFO) at Cruzani, Inc., a publicly-traded food service Company (OTC Pink: CZNI). From 2012 until joining the Company in June 2017, Mr. Dickson worked in the moist tobacco and alternative fuels industry. From 2005 through 2011, Mr. Dickson worked in the alternative fuels industry. Mr. Dickson has extensive Board, Corporate Finance, Restructuring, and Capital Markets experience, having worked, most recently, in the food service and moist tobacco industries. From 2005 through 2011, Mr. Dickson’s work was focused on MBO / LBO opportunities in the restaurant sector and on assisting startup companies in the alternative fuels industry.

Robert C. Bohorad–President and CEO

Mr. Bohorad was appointed as our Chief Operating Officer of YIC Acquisitions Corp. on June 18, 2019, and is the co-founder of Yuengling’s Ice Cream. Mr. Bohorad has 20+ years of experience working for companies in various stages of their life cycles. Mr. Bohorad previously ran his own logistics, tracking, and security solutions consulting practice aside from mentoring several startups and early-stage companies. Throughout his career, Mr. Bohorad has worked in numerous capacities, including business + strategic development, marketing, finance, accounting, operations, and human resources (HR). Mr. Bohorad brings broad industry experience, with a particular focus on medical devices and software. Mr. Bohorad is a graduate of the University of Pennsylvania Wharton School and received his Masters in Business Administration (MBA) from Fordham University.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.

Family Relationships

None.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with under Section 16 of the Exchange Act during the fiscal year ended October 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended October 31, 2016; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended October 31, 2016 whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended October 31, 2016.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Fiscal Year ended October 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dong Gu Kang-Chief Executive Officer, President, Secretary and Treasurer (1)	2015	-	-	-	-	-	-	-	-

Tracy Fortner-Chief Executive Officer, President, Secretary and Treasurer (1), (2)	2015 2016	10,000	-	-	-	-	-	-	$107,000

(1)	Tracy Fortner was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on September 17, 2015.
(2)	On November 7, 2017 Tracy Fortner resigned all of his positions as an officer and director of the Company.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of October 31, 2016. The Company does not currently have an equity incentive plan but intends to adopt one in the future.

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

Director Compensation

No director received or accrued any compensation for his or her services as a director during the fiscal year ended October 31, 2016 and 2015.

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

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Yuengling’s Ice cream Corporation (f/k/a Aureus Incorporated), One Glenlake Parkway, #650 Atlanta GA 30324.

	Common Stock
Name and Address of Beneficial Owner	Amount	Percent of Class (1)

Everett Dickson (1) -CEO, Pres., Sec, Treas. & Chairman	90,000,000	71.17%

All Directors and Officers as a group (1 person)	90,000,000	71.17%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Under Rule 404 of Regulation S-K, we are required to describe any transaction, since the beginning of October 31, 2015, or any currently proposed transaction, in which the Company was or is to be a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

As a result of the forward split of the Company’s common stock, created a negative amount in the Additional Paid in Capital.

While there are no specific accounting guidelines to treat the negative Additional Paid in Capital (APIC), the Company has determined to account for the negative amount in the Company’s Retained Earnings as opposed to a Discount on Common Stock. The rationale behind this this adjustment is that Additional Paid in Capital (APIC) is a capital account and cannot reflect a negative balance. Therefore, the negative balance created by stock split should be charged to Retained Earnings

Fiscal Year Ended October 31, 2016:	$13,000

Fiscal year ended October 31, 2015:	$–

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2016 and 2015 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended October 31, 2016:	$0

Fiscal year ended October 31, 2015:	$0

Tax Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2016 and 2015for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended October 31, 2016:	$0

Fiscal year ended October 31, 2015:	$0

All Other Fees

The aggregate fees billed the Company for the fiscal years ended October 31, 2016 and 2015 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended October 31, 2016:	$0

Fiscal year ended October 31, 2015:	$0

Pre-Approval Policies and Procedures

We have not used TAAD LLP or Fruci and Associates II, PLLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have never engaged TAAD LLP or Fruci and Associates II, PLL to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered. The board of directors has considered the nature and amount of fees billed TAAD LLP and Fruci and Associates II, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No:	Description:

3.1	Articles of Incorporation (Filed as an exhibit to Registration Statement on Form S-1 filed on November 12, 2014 (File No: 333-200114) and incorporated by reference herein)

3.2	Bylaws (Filed as an exhibit to Registration Statement on Form S-1 filed on November 12, 2014 (File No: 333-200114) and incorporated by reference herein)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUENGLING’S ICE CREAM CORPORATION (F/K/A AUREUS INCORPORATED)

By:	/s/ ROBERT BOHORAD
Robert Bohorad
President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Date: March 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
March 15, 2022
/s/ ROBERT BOHORAD	President, Chief Executive Officer, Secretary,
Robert Bohorad	Treasurer,
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

