Form 10-K/A
period 2016-10-31
Yuenglings Ice Cream Corp
filed 2022-03-16
CIK 1624517

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

On September 13, 2019 Aureus, Inc. has engaged Fruci & Associates II, PLLC as their independent accountant to audit the issuer’s financial statements.

The aggregate fees billed the Company for the fiscal years ended October 31, 2016 and October 31, 2015 for professional services rendered by Fruci & Associates II, PLLC, our principal accountants for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

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

Pre-Approval Policies and Procedures

We have not used TAAD LLP or Fruci & Associates II, PLLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have never engaged TAAD LLP or Fruci & Associates II, PLLC to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered. The board of directors has considered the nature and amount of fees billed TAAD LLP and Fruci & Associates II, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

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

