Form 10-Q/A
period 2022-01-31
Yuenglings Ice Cream Corp
filed 2022-04-01
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Yuengling’s Ice Cream Corporation (the “Company”) is filing this amended Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022 (the “Original Report”). The Form 10-Q/A is being filed solely to provided updated and corrected Principal Executive Officer and Principal Financial Officer Certifications as the Company did not initially provide Principal Financial Officer Certifications.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

1

ITEM 6. EXHIBITS

(a) Documents furnished as exhibits hereto:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUENGLING’S ICE CREAM CORPORATION

Date: April 1, 2022	By:	/s/ Robert C. Bohorad
Robert C. Bohorad
President and Chief Executive Officer

3