Form 10-Q
period 2022-04-30
Yuenglings Ice Cream Corp
filed 2022-06-14
CIK 1624517

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of June 13, 2022, there were 1,853,180,555 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUENGLING’S ICE CREAM CORPORATION

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2022	October 31, 2021
ASSETS
Current Assets:
Cash	$7,024	$350,905
Inventory	56,212	56,212
Loan receivable	80,000	–
Other receivable – related party	5,500	–
Total Current Assets	148,736	407,117

Other Assets:
Property and equipment, net	30,300	30,300
Total Assets	$179,036	$437,417
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$199,961	$195,822
Accrued interest	44,952	38,166
Accrued compensation	15,000	–
Notes payable	119,121	132,121
Loans payable	581,900	659,002
Convertible note payable, net of $11,435 discount	75,787	–
Line of credit	693,799	800,000
Total Current Liabilities	1,730,520	1,825,111

Long Term Liabilities
Loan payable, net of current portion	156,500	156,500
Total Liabilities	1,887,020	1,981,611

Commitments and contingencies	–	–

Mezzanine Equity
Preferred stock to be issued	398,522	437,850
Total mezzanine equity	398,522	437,850

Stockholders' Deficit:
Preferred stock, Series A; par value $0.001; 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common stock: $0.001 par value; 2,000,000,000 shares authorized; 1,765,180,555 and 1,535,180,555 shares issued and outstanding, respectively	1,765,181	1,535,181
Discount to common stock	(725,917)	(701,917)
Common stock to be issued	–	165,000
Additional paid in capital	620,465	565,465
Accumulated deficit	(3,771,235)	(3,550,773)
Total Stockholders' Deficit	(2,106,506)	(1,982,044)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$179,036	$437,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2022	2021	2022	2021
Revenue	$–	$230	$–	$3,616
Cost of goods sold	–	20,600	–	53,051
Gross margin	–	(20,370)	–	(49,435)

Operating Expenses:
General and administrative expenses	30,862	16,366	68,486	90,031
Consulting – related party	–	80,000	–	85,000
Officer compensation	15,000	–	33,000	–
Professional fees	31,342	19,200	75,145	24,200
Total operating expenses	77,204	115,566	176,631	199,231

Loss from operations	(77,204)	(135,936)	(176,631)	(248,666)

Other income (expense):
Interest expense	(23,473)	(19,824)	(44,005)	(36,032)
Interest income	–	372	174	372
Gain on forgiveness of debt	–	33,536	–	33,536
Gain on disposal of fixed assets	–	–	–	1,000
Loss on conversion of debt	–	–	–	(26,000)
Total other income (expense)	(23,473)	14,084	(43,831)	(27,124)

Net loss	$(100,677)	$(121,852)	$(220,462)	$(275,790)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares	1,765,180,555	1,160,180,555	1,714,186,080	1,076,725,058
Diluted weighted average shares	1,765,180,555	1,160,180,555	1,714,186,080	1,076,725,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2021 AND 2022

(Unaudited)

	Common Stock		Discount to Common	Preferred Stock		Additional Paid in	Preferred Stock To Be	Common Stock To Be	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	Issued	Issued	Deficit	Deficit
Balance October 31, 2020	810,180,555	$810,181	$(396,917)	5,000,000	$5,000	$389,161	$269,250	$12,500	$(2,948,321)	$(1,859,146)
Stock issued for conversion of debt	350,000,000	350,000	(315,000)	–	–	–	–	–	–	35,000
Stock issued for cash	–	–	–	–	–	–	134,000	–	–	134,000
Net Loss	–	–	–	–	–	–	–	–	(153,938)	(153,938)
Balance January 31, 2021	1,160,180,555	1,160,181	(711,917)	5,000,000	5,000	389,161	403,250	12,500	(3,102,259)	(1,844,084)
Stock issued for cash	–	–	–	–	–	–	54,600	–	–	54,600
Stock issued for conversion of debt	100,000,000	100,000	(90,000)	–	–	–	–	–	–	10,000
Net Loss	–	–	–	–	–	–	–	–	(121,852)	(121,852)
Balance April 30, 2021	1,260,180,555	$1,260,181	$(801,917)	5,000,000	$5,000	$389,161	$457,850	$12,500	$(3,224,111)	$(1,901,336)

	Common Stock		Discount to Common	Series A Preferred Stock		Additional Paid in	Common Stock To Be	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance October 31, 2021	1,535,180,555	$1,535,181	$(701,917)	5,000,000	$5,000	$565,465	$165,000	$(3,550,773)	$(1,982,044)
Stock issued for cash	230,000,000	230,000	(24,000)	–	–	55,000	(165,000)	–	96,000
Net Loss	–	–	–	–	–	–	–	(119,785)	(119,785)
Balance January 31, 2022	1,765,180,555	1,765,181	(725,917)	5,000,000	5,000	620,465	–	(3,670,558)	(2,005,829)
Net Loss	–	–	–	–	–	–	–	(100,677)	(100,677)
Balance April 30, 2022	1,765,180,555	$1,765,181	$(725,917)	5,000,000	$5,000	$620,465	$–	$(3,771,235)	$(2,106,506)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(220,462)	$(275,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	–	26,000
Gain on sale of fixed asset	–	(1,000)
Debt discount amortization	2,287	–
Changes in assets and liabilities:
Accounts receivable	–	148
Inventory	–	51,551
Other receivable – related party	(5,500)	–
Accounts payable	4,139	(27,305)
Accrued compensation – related party	15,000	–
Accrued liabilities	6,786	7,258
Net cash used in operating activities	(197,750)	(219,138)

Cash flows from investing activities:
Proceeds from the sales of property and equipment	–	1,000
Issuance of note receivable	(80,000)	–
Net cash (used) provided by investing activities	(80,000)	1,000

Cash flows from financing activities:
Net (payments) proceeds from the sale of preferred stock	(39,328)	188,600
Sale of common stock	96,000	–
Payment on LOC	(106,201)	–
Proceeds from notes payable	–	30,584
Proceeds from convertible notes payable	73,500	–
Payments on notes payable	(90,102)	(5,000)
Proceeds – related party loans	–	4,250
Net cash (used) provided by financing activities	(66,131)	218,434

Net change in cash	(343,881)	296
Cash, beginning of period	350,905	112,234
Cash, end of period	$7,024	$112,530

Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activity:
Conversion of principal and interest into common stock	$–	$35,000

The accompanying notes are an integral part of these condensed consolidated financial statements

YUENGLING’S ICE CREAM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of April 30, 2022 and 2021, there are 3,530,890,717 and 2,520,739,202 potentially dilutive shares, respectively, if the Preferred A were to be converted. As of April 30, 2022 and 2021, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary YIC Acquisitions Corp. All material transactions and balances have been eliminated on consolidation.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has chosen the early adoption of ASU 2020-06. The adoption of ASU 2020-06 had a material effect on the Company’s financial statements. If the standard was not early adopted the Company would have had to recognize a beneficial conversion feature on its convertible note payable.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,771,235, had a net loss of $220,462, and net cash used in operating activities of $197,750 for the six months ended April 30, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	April 30, 2022	October 31, 2021
Property and equipment	$30,300	$30,300
Less: accumulated depreciation	–	–
Property and equipment, net	$30,300	$30,300

Depreciation Expense

As of April 30, 2022, the Company’s fixed asset have not yet been placed in service. Depreciation will begin on the date the assets are placed into service.

NOTE 5 – LOAN RECEIVABLE

On May 17, 2022, the Company and Revolution Desserts, LLC (“Revolution”) terminated the Definitive Agreement entered into on April 30, 2022. The primary reason for the termination is the regulatory delays in qualifying the Company’s Reg 1-A. Per the terms of the original agreement, the Company has advanced Revolution $80,000, which has been accounted for as a note receivable. No loan terms have been established as of April 30, 2022.

NOTE 6 – NOTES PAYABLE

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of April 30, 2022, accrued interest amounted to $12,151.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of April 30, 2022, accrued interest amounted to $8,964.

On March 27, 2017, the Company issued Craigstone Ltd. a promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of April 30, 2022, accrued interest amounted to $6,018.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of April 30, 2022, accrued interest amounted to $2,103.

On July 28, 2017, we issued Backenald Trading Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of April 30, 2022, accrued interest amounted to $8,893.

On January 24, 2020, the company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of April 30, 2022, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of April 30, 2022, the balance due on this note for principal and interest is $5,000 and $3,975, respectively. This note is in default.

On April 10, 2020, the Company issued a convertible promissory note to Device Corp., in the principal amount of $49,328, bearing interest at the rate of 10% per annum, and maturing on April 10, 2021. The note is convertible into shares of common stock at $0.0001 per share. The note was issued pursuant to the terms of the Debt Purchase and assignment agreement between Tiger Trout Capital Puerto Rico LLC and Device Corp, whereby Device purchased from Tiger Trout debt in the amount of $49,328 plus any accrued interest. As of April 30, 2022, the balance due on this note is $0.

As of April 30, 2022, the Company was also indebted to another third party for a total of $24,656. This note is non-interest bearing and currently past due and in default.

NOTE 7 – LOANS PAYABLE

YIC Acquisition assumed two loans that the Company still has. The first loan was an SBA loan with a balance of $1,056,807 and annual interest of 5.25%. The loan has monthly payments and matures March 13, 2026. The balance due on this loan as of April 30, 2022 October 31, 2021, is $658,401 and $735,502, respectively. The second loan is a line of credit with a balance of $814,297 and an annual interest rate of 4.25%. Payments on this line of credit are monthly. On December 24, 2021, $106,201.44 from a CD was applied to the Line of Credit balance. The balance due on this loan as of April 30, 2022 and October 31, 2021 is $693,799 and $800,000, respectively.

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

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On March 2, 2022, the Company issued a convertible promissory note to Quick Capital, LLC in the amount of $87,222. The company received $73,500, after a 10% OID and transaction and legal costs. The note bears interest at 12% and matures in one year. The difference of $13,722 was recorded as a debt discount with $2,287 amortized as of April 30, 2022. The note is convertible into shares of common stock at $0.0005 per share.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2022, a $5,500 payment was mistakenly made to a Company controlled by Everett Dickson. The amount is to be repaid in the third quarter.

During the six months ended April 30, 2022, the Company paid Robert Bohorad, YICA’s Chief Operating Officer, $18,000 for compensation. As of April 30, 2022, there is $15,000 of accrued compensation due to Mr. Bohorad.

NOTE 10 – COMMON STOCK

During the six months ended April 30, 2022, the Company issued the 110,000,000 shares of common stock that was sold in the prior period, but not yet issued as of October 31, 2021.

During the six months ended April 30, 2022, the Company sold 120,000,000 shares of common stock at $0.0008, for total cash proceeds of $96,000.

On January 21, 2022, the Company increased its authorized common stock from 1,750,000,000 (1.75 billion) to 2,000,000,000 (2 billion) shares.

NOTE 11 – PREFERRED STOCK

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

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. As of April 30, 2022, there are 5,000,000 shares of Series A preferred stock owned by the CEO.

As of April 30, 2022, the Company has preferred stock to be issued in the amount of $398,522. As of April 30, 2022, the preferred Series A can be converted at $0.0004 per share, into 996,305,000 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown amount of preferred shares to be issued, cash has been repaid and the preferred shares are convertible at the option of the holder, the Company determined that mezzanine treatment appears appropriate. As such, the Company feels these securities should be classified as Mezzanine equity until they are fully issued.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On January 20, 2022, the Company entered into a Service Agreement with Desmond Partners, LLC for consulting services to be provided. The agreement is effective on February 1, 2022 for a term of three months. Per the terms of the agreement the consultant will receive a fee of $10,000 per month and 5% equity in the Company.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On June 1, 2022, the Company sold 88,000,000 shares of common stock to Quick Capital LLC for $32,500.

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

In January 2022, the company signed a non-binding Letter of Intent (“LOI”) to acquire a production facility. The LOI expired with no further taken by either party.

In February 2022, the Company signed a binding Letter of Intent to acquire Revolution Desserts (“Revolution”). Revolution owns or licenses the Gelato Fiasco, Sweet Scoops, Art Cream, and SoCo Creamery brands. Revolution was founded by Robert Carlson and Luciano Alves. Mr. Carlson and Charles Green run the day-to-day operations of the company.

On May 17, 2022, the Company and Revolution terminated the Definitive Agreement entered into on April 30, 2022. The primary reason for the termination is the regulatory delays in qualifying the Company’s Reg 1-A.

Results of Operations

The three months ended April 30, 2022 compared to the three months ended April 30, 2021

Revenue
We had $0 in revenue for the three months ended April 30, 2022, compared to $230 for the three months ended April 30, 2021. The decrease in revenue is due to a loss in retail food service customers.

Cost of Goods Sold

We incurred $0 in costs of goods sold for the three months ended April 30, 2022, compared to $20,600 for the three months ended April 30, 2021. In the prior period we had large a write down of our inventory due to expired or goods sold below cost.

General and administrative expenses

We had $30,862 of general and administrative expenses (“G&A”) for the three months ended April 30, 2022, compared to $16,366 for the three months ended April 30, 2021, an increase of $14,496 or 88.6%. The increase is primarily due to increased consulting expense during the current period

Consulting – related party

We had $0 of related party consulting expenses for the three months ended April 30, 2022, compared to $80,000 for the three months ended April 30, 2021. In the prior period we made a payment of $40,000 to Everett Dickson, our former CEO and $40,000 to Robert Bohorad, YICA’s former Chief Operating Officer and our current CEO.

Officer Compensation

We incurred $15,000 of officer compensation for the three months ended April 30, 2022. The Company is compensating Robert Bohorad, CEO, $5,000 per month. In the prior periods this was classified as related party consulting.

Professional fees

We incurred $31,342 of professional fees for the three months ended April 30, 2022, compared to $19,200 for the three months ended April 30, 2021, an increase of $12,142 or 63.2%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The increase is primarily due to an increase in investor relation expense and audit fees.

Other income (expense)

For the three months ended April 30, 2022, we had total other expense of $23,473, compared to total other income of $14,084 for the three months ended April 30, 2021. In the current period we incurred $23,473 of interest expense, which includes $2,287 of debt discount amortization. In the prior period we recognized a loss on conversion of debt of $26,000, a gain on forgiveness of debt of $33,536, interest income of $372 and interest expense of $19,824.

Net loss

We incurred a net loss of $100,677 for the three months ended April 30, 2022, compared to a net loss of $121,852 for the three months ended April 30, 2021.

The six months ended April 30, 2022 compared to the six months ended April 30, 2021

Revenue
We had $0 in revenue for the six months ended April 30, 2022, compared to $3,616 for the six months ended April 30, 2021. The decrease in revenue is due to a loss in retail food service customers.

Cost of Goods Sold

We incurred $0 in costs of goods sold for the six months ended April 30, 2022, compared to $53,051 for the six months ended April 30, 2021. In the prior period we had large a write down of our inventory due to expired or goods sold below cost.

General and administrative expenses

We had $68,486 of G&A for the six months ended April 30, 2022, compared to $90,031 for the six months ended April 30, 2021, a decrease of $21,545 or 23.9%. The decrease is primarily due to a decrease in promotional expense during the current period.

Consulting – related party

We had $0 of related party consulting expenses for the six months ended April 30, 2022, compared to $85,000 for the six months ended April 30, 2021. In the prior period we made a payment of $40,000 to Everett Dickson, our former CEO and $45,000 to Robert Bohorad, YICA’s former Chief Operating Officer and our current CEO.

Officer compensation

We had $33,000 of officer compensation for the six months ended April 30, 2022, compared to $0 for the six months ended April 30, 2021. In the current period we began to compensate Mr. Bohorad, CEO, $5,000 per month.

Professional fees

We incurred $75,145 of professional fees for the six months ended April 30, 2022, compared to $24,200 for the six months ended April 30, 2021, an increase of $50,945 or 210.5%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The increase is primarily due to an increase in investor relation expense and audit fees.

Other income (expense)

For the six months ended April 30, 2022, we had total other expense of $43,831, compared to total other expense of $27,124 for the six months ended April 30, 2021. In the current period we incurred $44,005 of interest expense, which includes $2,287 of debt discount amortization, and $174 of interest income. In the prior period we recognized a gain on the sale of an asset of $1,000, a loss on conversion of debt of $26,000, a gain on forgiveness of debt of $33,536 and interest expense of $36,032.

Net loss

We incurred a net loss of $220,462 for the six months ended April 30, 2022, compared to a net loss of $275,790 for the six months ended April 30, 2021.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the six months ended April 30, 2022 was $197,750 compared to $219,138 of cash used in operating activities for the six months ended April 30, 2021.

Cash Flows from Investing

We used $80,000 for investing activities for the six months ended April 30, 2022, which was paid to Revolution Desserts (Note 5). We received $1,000 in the prior period from the sale of a piece of equipment.

Cash Flows from Financing

For the six months ended April 30, 2022, $66,131 was used by financing activities. We received $96,000 from proceeds from the sale of common stock and $73,500 for the issuance of a convertible promissory note. We repaid $90,102 on our notes payable and $106,201 towards our LOC. For the six months ended April 30, 2021, we netted $218,434 from financing activities. We received $188,600 from the sale of preferred stock and $30,584 from other notes payable. We repaid $5,000 of notes payable.

Going Concern

As of April 30, 2022, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our operations.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has chosen the early adoption of ASU 2020-06. The adoption of ASU 2020-06 had a material effect on the Company’s financial statements. If the standard was not early adopted the Company would have had to recognize a beneficial conversion feature on its convertible note payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of April 30, 2022.

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

YUENGLING’S ICE CREAM CORPORATION

Date: June 14, 2022	By:	/s/ Robert C. Bohorad
Robert C. Bohorad
President and Chief Executive Officer

