Form 10-Q
period 2022-07-31
Yuenglings Ice Cream Corp
filed 2022-09-14
CIK 1624517

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of September 7, 2022, there were 13,527,871 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUENGLING’S ICE CREAM CORPORATION

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2022	October 31, 2021
ASSETS
Current Assets:
Cash	$20,409	$350,905
Inventory	56,212	56,212
Loan receivable	80,000	–
Other receivable – related party	5,500	–
Total Current Assets	162,121	407,117

Other Assets:
Property and equipment, net	30,300	30,300
Total Assets	$192,421	$437,417
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$205,200	$195,822
Accrued interest	50,136	38,166
Accrued compensation	28,000	–
Notes payable	119,121	132,121
Loans payable	543,265	659,002
Convertible note payable, net of $8,004 discount	79,218	–
Line of credit	693,799	800,000
Total Current Liabilities	1,718,739	1,825,111

Long Term Liabilities
Loan payable, net of current portion	156,500	156,500
Total Liabilities	1,875,239	1,981,611

Commitments and contingencies	–	–

Mezzanine Equity:
Preferred stock to be issued	398,522	437,850
Total mezzanine equity	398,522	437,850

Stockholders' Deficit:
Preferred stock, Series A; par value $0.001; 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 13,527,871 and 10,234,537 shares issued and outstanding, respectively	13,528	10,235
Common stock to be issued	–	165,000
Additional paid in capital	1,737,721	1,388,494
Accumulated deficit	(3,837,589)	(3,550,773)
Total Stockholders' Deficit	(2,081,340)	(1,982,044)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$192,421	$437,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$3,568
Cost of goods sold	—	—	—	53,051
Gross margin	—	—	—	(49,483)

Operating Expenses:
General and administrative expenses	11,334	5,463	79,820	45,696
Consulting – related party	—	—	—	85,000
Officer compensation	15,000	—	48,000	—
Professional fees	16,915	48,985	92,060	122,935
Total operating expenses	43,249	54,448	219,880	253,631

Loss from operations	(54,583)	(54,448)	(219,880)	(303,114)

Other income (expense):
Interest expense	(23,105)	(15,878)	(67,110)	(51,910)
Interest income	—	—	174	372
Gain on forgiveness of debt	—	83,300	—	116,836
Gain on disposal of fixed assets	—	—	—	1,000
Loss on conversion of debt	—	—	—	(26,000)
Total other income (expense)	(23,105)	67,422	(66,936)	40,298

Net income (loss)	$(66,354)	$12,794	$(286,816)	$(262,816)

Basic income (loss) per share	$(0.01)	$0.00	$(0.02)	$(0.03)
Diluted income (loss) per share	$(0.01)	$0.00	$(0.02)	$(0.03)

Basic weighted average shares	12,353,957	8,401,204	11,739,983	7,752,608
Diluted weighted average shares	12,353,957	8,401,204	11,739,983	7,752,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2021 AND 2022

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Preferred Stock To Be	Common Stock To Be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Issued	Deficit	Deficit
Balance October 31, 2020	5,401,204	$5,401	5,000,000	$5,000	$797,024	$269,250	$12,500	$(2,948,321)	$(1,859,146)
Stock issued for conversion of debt	2,333,333	2,333	–	–	32,667	–	–	–	35,000
Stock issued for cash	–	–	–	–	–	134,000	–	–	134,000
Net Loss	–	–	–	–	–	–	–	(153,938)	(153,938)
Balance, January 31, 2021	7,734,537	7,734	5,000,000	5,000	829,691	403,250	12,500	(3,102,259)	(1,844,084)
Stock issued for cash	–	–	–	–	–	54,600	–	–	54,600
Stock issued for conversion of debt	666,667	667	–	–	9,333	–	–	–	10,000
Net Loss	–	–	–	–	–	–	–	(121,852)	(121,852)
Balance, April 30, 2021	8,401,204	8,401	5,000,000	5,000	839,024	457,850	12,500	(3,224,111)	(1,901,336)
Stock issued for cash	–	–	–	–	–	7,000	–	–	7,000
Adjustment for contributed capital	–	–	–	–	45,901	–	(12,500)	–	33,401
Net Income	–	–	–	–	–	–	–	12,974	12,974
Balance, July 31, 2021	8,401,204	$8,401	5,000,000	$5,000	$884,925	$464,850	$–	$(3,211,137)	$(1,847,961)

	Common Stock		Series A Preferred Stock		Additional Paid in	Common Stock To Be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance, October 31, 2021	10,234,537	$10,235	5,000,000	$5,000	$1,388,494	$165,000	$(3,550,773)	$(1,982,044)
Stock issued for cash	1,533,334	1,533	–	–	259,467	(165,000)	–	96,000
Net Loss	–	–	–	–	–	–	(119,785)	(119,785)
Balance, January 31, 2022	11,767,871	11,768	5,000,000	5,000	1,647,961	–	(3,670,558)	(2,005,829)
Net Loss	–	–	–	–	–	–	(100,677)	(100,677)
Balance April 30, 2022	11,767,871	11,768	5,000,000	5,000	1,647,961	–	(3,771,235)	(2,106,506)
Stock issued for cash	1,760,000	1,760	–	–	89,760	–	–	91,520
Net Loss	–	–	–	–	–	–	(66,354)	(66,354)
Balance, July 31, 2022	13,527,871	$13,528	5,000,000	$5,000	$1,737,721	$–	$(3,837,589)	$(2,081,340)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(286,816)	$(262,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on conversion of debt	–	26,000
Gain on sale of fixed asset	–	(1,000)
Gain on forgiveness of debt	–	(116,836)
Debt discount amortization	5,718	–
Changes in assets and liabilities:
Accounts receivable	–	103
Inventory	–	51,550
Other receivable – related party	(5,500)	–
Accounts payable	9,378	10,747
Accrued compensation – related party	28,000	–
Accrued liabilities	11,971	856
Net cash used in operating activities	(237,249)	(291,396)

Cash flows from investing activities:
Proceeds from the sales of property and equipment	–	1,000
Issuance of note receivable	(80,000)	–
Net cash (used) provided by investing activities	(80,000)	1,000

Cash flows from financing activities:
Net (payments) proceeds from the sale of preferred stock	(39,328)	198,600
Sale of common stock	187,520	–
Payment on LOC	(106,201)	–
Proceeds from notes payable	–	114,582
Proceeds from convertible notes payable	73,500	–
Payments on notes payable	(128,738)	(54,500)
Proceeds – related party loans	–	28,545
Payments – related party loans	–	(2,600)
Net cash (used) provided by financing activities	(13,247)	284,627

Net change in cash	(330,496)	(5,769)
Cash, beginning of period	350,905	112,234
Cash, end of period	$20,409	$106,465

Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activity:
Conversion of principal and interest into common stock	$–	$45,000

The accompanying notes are an integral part of these condensed consolidated financial statements

YUENGLING’S ICE CREAM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended July 31, 2022.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of July 31, 2022 and 2021, there are 27,059,801 and 16,804,928 potentially dilutive shares, respectively, if the Preferred A were to be converted. As of July 31, 2022 and 2021, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,837,589, had a net loss of $286,816, and net cash used in operating activities of $237,249 for the nine months ended July 31, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	July 31, 2022	October 31, 2021
Property and equipment	$30,300	$30,300
Less: accumulated depreciation	–	–
Property and equipment, net	$30,300	$30,300

Depreciation Expense

Property and equipment consist of shelving and racks purchased for the Aureus Micro Markets business, which has been temporarily put on hold. As of July 31, 2022, the Company’s fixed assets have not yet been placed in service. Depreciation will begin on the date the assets are placed into service.

NOTE 5 – LOAN RECEIVABLE

On May 17, 2022, the Company and Revolution Desserts, LLC (“Revolution”) terminated the Definitive Agreement entered into on April 30, 2022. The primary reason for the termination is the regulatory delays in qualifying the Company’s Reg 1-A. Per the terms of the original agreement, the Company has advanced Revolution $80,000, which has been accounted for as a note receivable. No loan terms have been established as of July 31, 2022.

NOTE 6 – NOTES PAYABLE

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of July 31, 2022, accrued interest amounted to $12,651.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of July 31, 2022, accrued interest amounted to $9,473.

On March 27, 2017, the Company issued Craigstone Ltd. a promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of July 31, 2022, accrued interest amounted to $6,374.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of July 31, 2022, accrued interest amounted to $2,230.

On July 28, 2017, we issued Backenald Trading Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of July 31, 2022, accrued interest amounted to $9,449.

On January 24, 2020, the company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of July 31, 2022, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of July 31, 2022, the balance due on this note for principal and interest is $5,000 and $4,475, respectively. This note is in default.

On April 10, 2020, the Company issued a convertible promissory note to Device Corp., in the principal amount of $49,328, bearing interest at the rate of 10% per annum, and maturing on April 10, 2021. The note is convertible into shares of common stock at $0.0001 per share. The note was issued pursuant to the terms of the Debt Purchase and assignment agreement between Tiger Trout Capital Puerto Rico LLC and Device Corp, whereby Device purchased from Tiger Trout debt in the amount of $49,328 plus any accrued interest. As of July 31, 2022, the balance due on this note is $0.

As of July 31, 2022, the Company was also indebted to another third party for a total of $24,656. This note is non-interest bearing and currently past due and in default.

NOTE 7 – LOANS PAYABLE

YIC Acquisition assumed two loans that the Company still has. The first loan was an SBA loan with a balance of $1,056,807 and annual interest of 5.25%. The loan has monthly payments and matures March 13, 2026. The balance due on this loan as of July 31, 2022 and October 31, 2021, is $619,765 and $735,502, respectively. The second loan is a line of credit with a balance of $814,297 and an annual interest rate of 4.25%. Payments on this line of credit are monthly. On December 24, 2021, $106,201 from a CD was applied to the Line of Credit balance. The balance due on this loan as of July 31, 2022 and October 31, 2021 is $693,799 and $800,000, respectively.

On March 16, 2021, the Company received a Paycheck Protection Program loan under the CARES Act for $114,582 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds are limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company has used the PPP Loan only for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan. If not forgiven the loan bears interest at 1% per annum and matures in five years. During year ended October 31, 2021, $34,582 of this loan was forgiven per the terms of the PPP loan. As of July 31, 2022, $80,000 remains unforgiven.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On March 2, 2022, the Company issued a convertible promissory note to Quick Capital, LLC in the amount of $87,222. The company received $73,500, after a 10% OID and transaction and legal costs. The note bears interest at 12% and matures in one year. The difference of $13,722 was recorded as a debt discount with $5,718 amortized as of July 31, 2022. The note is convertible into shares of common stock at $0.0005 per share.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2022, a $5,500 payment was mistakenly made to a Company controlled by Everett Dickson. The amount is to be repaid in the fourth quarter.

During the nine months ended July 31, 2022, the Company paid Robert Bohorad, YICA’s Chief Operating Officer, $20,000 for compensation. As of July 31, 2022, there is $28,000 of accrued compensation due to Mr. Bohorad.

NOTE 10 – COMMON STOCK

During the nine months ended July 31, 2022, the Company issued the 733,333 shares of common stock that was sold in the prior period, but not yet issued as of October 31, 2021.

During the nine months ended July 31, 2022, the Company sold 2,560,000 shares of common stock, for total cash proceeds of $187,520.

On January 21, 2022, the Company increased its authorized common stock from 1,750,000,000 (1.75 billion) to 2,000,000,000 (2 billion) shares.

On March 1, 2022, the Company increased its authorized common stock from 2,000,000,000 (2 billion) to 2,500,000,000 (2.5 billion) shares.

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

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. As of July 31, 2022, there are 5,000,000 shares of Series A preferred stock owned by the CEO.

As of July 31, 2022, the Company has preferred stock to be issued in the amount of $398,522. As of July 31, 2022, the preferred Series A can be converted at $0.0004 per share, into 996,305,000 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown amount of preferred shares to be issued, cash has been repaid and the preferred shares are convertible at the option of the holder, the Company determined that mezzanine treatment appears appropriate. As such, the Company feels these securities should be classified as Mezzanine equity until they are fully issued.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On January 20, 2022, the Company entered into a Service Agreement with Desmond Partners, LLC for consulting services to be provided. The agreement is effective on February 1, 2022 for a term of three months. Per the terms of the agreement the consultant will receive a fee of $10,000 per month and 5% equity in the Company. The agreement has expired with no issuance of equity to date.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On August 5, 2022, three corporate actions for the Company became effective. The first corporate action of the Company was a reverse stock split at a ratio of 1-for-150 common shares. The second corporate action of the Company was a name change from Aureus, Inc. to Yuengling’s Ice Cream Corporation. The third corporate action of the Company was a stock symbol change from ARSN to YCRM. All shares throughout these financial statements have been retroactively restated to reflect the reverse split.

On August 20, 2022, the Company was notified by Key Bank that the balance of the Paycheck Portion loan was paid off by the SBA on August 17, 2022. As a result, the Company will recognize an $80,000 gain on the forgiveness of debt in its fourth quarter.

On September 7, 2022, the Company issued a Convertible Promissory Note to 1800 Diagonal Lending LLC in the amount of $44,250. The Company received $40,000 with $4,250 retained for fees. The Note bears interest at 12% and matures in one year. The balance and all accrued interest may be converted into shares of common stock at 63% of the average of the two lowest trades during the fifteen days prior to conversion.

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

Overview

Yuengling’s Ice Cream Corporation, (f/k/a Aureus, Inc.) (“Yuengling’s,” “YCRM,” “we,” “us,” or the “Company”) was incorporated in Nevada on April 19, 2013. Our offices are located at One Glenlake Parkway #650, Atlanta, GA 30328. Our telephone number is (404) 885-6045, and our email address is aureus.now@gmail.com. Our website is www.aureusnow.com.

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

Results of Operations

The three months ended July 31, 2022 compared to the three months ended July 31, 2021

Revenue
We had no revenue for the three months ended July 31, 2022 and 2021.

General and administrative expenses

We had $11,334 of general and administrative expenses (“G&A”) for the three months ended July 31, 2022, compared to $5,463 for the three months ended July 31, 2021, an increase of $5,871 or 107.5%. The increase is due to an increase in EDGAR fees of other office expense.

Officer Compensation

We incurred $15,000 and $0 of officer compensation for the three months ended July 31, 2022 and 2021, respectively. The Company is compensating Robert Bohorad, CEO, $5,000 per month. In the prior periods this was classified as related party consulting.

Professional fees

We incurred $16,915 of professional fees for the three months ended July 31, 2022, compared to $48,985 for the three months ended July 31, 2021, a decrease of $32,070 or 65.5%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease is primarily due to a $29,281 decrease in audit fees and a $10,863 decrease of investor relation expense.

Other income (expense)

For the three months ended July 31, 2022, we had total other expense of $23,105, compared to total other income of $67,422 for the three months ended July 31, 2021. In the current period we incurred $23,105 of interest expense, which includes $3,431 of debt discount amortization. In the prior period we recognized a gain on conversion of debt of $83,300 and interest expense of $15,878.

Net loss

We incurred a net loss of $66,354 for the three months ended July 31, 2022, compared to net income of $12,794 for the three months ended July 31, 2021. In the prior period we had net income as a result of the gain on forgiveness of debt of $83,300.

The nine months ended July 31, 2022 compared to the nine months ended July 31, 2021

Revenue
We had $0 in revenue for the nine months ended July 31, 2022, compared to $3,568 for the nine months ended July 31, 2021. The decrease in revenue is due to a loss in retail food service customers.

Cost of Goods Sold

We incurred $0 in costs of goods sold for the nine months ended July 31, 2022, compared to $53,051 for the nine months ended July 31, 2021. In the prior period we had large a write down of our inventory due to expired or goods sold below cost.

General and administrative expenses

We had $79,820 of G&A for the nine months ended July 31, 2022, compared to $45,696 for the nine months ended July 31, 2021, an increase of $34,124 or 74.7%. The increase is primarily due to $33,600 of consulting expense during the current period that we did not incur in the prior period.

Consulting – related party

We had $0 of related party consulting expenses for the nine months ended July 31, 2022, compared to $85,000 for the nine months ended July 31, 2021. In the prior period we made a payment of $40,000 to Everett Dickson, our former CEO and $45,000 to Robert Bohorad, YICA’s former Chief Operating Officer and our current CEO.

Officer compensation

We had $48,000 of officer compensation for the nine months ended July 31, 2022, compared to $0 for the nine months ended July 31, 2021. In the current period we began to compensate Mr. Bohorad, CEO, $5,000 per month.

Professional fees

We incurred $92,060 of professional fees for the nine months ended July 31, 2022, compared to $122,935 for the nine months ended July 31, 2021, a decrease of $30,875 or 25.1%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease is due to a decrease in investor relation expense of $45,133, which was offset by small increases in all other professional fees.

Other income (expense)

For the nine months ended July 31, 2022, we had total other expense of $66,936, compared to total other income of $40,298 for the nine months ended July 31, 2021. In the current period we incurred $67,110 of interest expense, which includes $5,718 of debt discount amortization, and $174 of interest income. In the prior period we recognized a gain on the sale of an asset of $1,000, a loss on conversion of debt of $26,000, a gain on forgiveness of debt of $116,836 and interest expense of $51,910.

Net loss

We incurred a net loss of $286,816 for the nine months ended July 31, 2022, compared to a net loss of $262,816 for the nine months ended July 31, 2021.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended July 31, 2022, was $237,249 compared to $291,369 of cash used in operating activities for the nine months ended July 31, 2021.

Cash Flows from Investing

We used $80,000 for investing activities for the nine months ended July 31, 2022, which was paid to Revolution Desserts (Note 5). We received $1,000 in the prior period from the sale of a piece of equipment.

Cash Flows from Financing

For the nine months ended July 31, 2022, $13,247 was used by financing activities. We received $187,520 from proceeds from the sale of common stock and $73,500 for the issuance of a convertible promissory note. We repaid $128,738 on our notes payable and $106,201 towards our LOC. For the nine months ended July 31, 2021, we netted $284,627 from financing activities. We received $198,600 from the sale of preferred stock and $114,582 from other notes payable. We repaid $54,500 of notes payable.

Going Concern

As of July 31, 2022, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of July 31, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

YUENGLING’S ICE CREAM CORPORATION

Date: September 14, 2022	By:	/s/ Robert C. Bohorad
Robert C. Bohorad
President and Chief Executive Officer

