Form 10-K
period 2022-10-31
Yuenglings Ice Cream Corp
filed 2023-02-14
CIK 1624517

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended OCTOBER 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission File Number: 000-55398

YUENGLINGS ICE CREAM CORPORATION

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $756,108

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of February 9, 2023 there, were 85,166,322 shares of common stock outstanding.

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

Our Website

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

Business Overview

Yuengling’s started as an American and family-owned company and is proud to maintain high brand recognition, quality & loyalty. Its products are considered in the super-premium category and are all-natural. Yuengling’s exceeds Whole Foods Market® Ingredient Quality Standards. Its products are kosher with no added growth hormones, steroids, or antibiotics.

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

Marketing and Distribution

Yuengling’s core marketing area is defined as the area from Scranton, Pennsylvania in the North, central Virginia in the South, Pittsburgh, Pennsylvania to the West, and the New Jersey shore to the East. Our goal is to offer higher than average overall margins for retailers.

Our objective is to establish critical mass distribution and specific consumer acceptance levels in the defined core marketing area. We feel this will be accomplished through brand promotion at the store level and top-of-mind-focused marketing programs, including large-scale and small-scale direct consumer product sampling. Once we have sufficient market penetration in our core marketing area, we plan to expand and establish the brand outside this area. At the time of this filing, Yuengling’s Ice Cream is not yet available for sale to the public.

The Company plans to begin selling its three-gallon tubs to food service customers in summer of 2023. The Company also plans to begin selling its ice cream pints to distributors and retailers in the summer of 2023.

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

Production

Yuengling’s Ice Cream’s primary production facility has been Totally Cool, Inc. (“Totally Cool”) a high quality, modern, FDA-compliant facility in Owings Mills, Maryland. Our packaging consists of six quarts to a case, eight pints to a case, and three-gallon tubs. Totally Cool is a smaller ice cream production facility that produces ice cream and other frozen desserts for several local, regional, and national brands. Totally Cool’s size allows for smaller and more flexible production runs. We currently do not have a written agreement with Totally Cool; but rather, we order our products as needed pursuant to purchase orders. We do not anticipate that we would encounter any material difficulty in obtaining alternative production sources, at a comparable cost, if our co-packer decides to terminate their relationships with us. Nevertheless, any disruption in supply could have a material adverse effect on our company.

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

American Made

Yuengling’s Ice Cream’s primary production facility has been Totally Cool, a high quality, modern, FDA-compliant facility in Maryland. Yuengling’s recipe contains high solids and mid-range weight (50% overrun / air) for a gourmet mouth feel. We believe Yuengling’s Ice Cream is a Pennsylvania preferred brand and exceeds the Whole Foods Market® Ingredient Quality Standards.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the Over-the-Counter (OTC) Markets Pink Current Information under the symbol “YCRM.”

The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during fiscal year 2022 and 2021, as reported, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2022, Quarter Ended:	High	Low
January 31, 2022	$0.13499	$0.11999
April 30, 2022	$0.08999	$0.08099
July 31, 2022	$0.07499	$0.05999
October 31, 2022	$0.01000	$0.01000

Fiscal Year 2021, Quarter Ended:	High	Low
January 31, 2021	$0.0026	$0.0008
April 30, 2021	$0.0066	$0.0012
July 31, 2021	$0.0049	$0.0017
October 31, 2021	$0.0027	$0.0013

(a) Holders

At January 25, 2023 there were approximately 13 active holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name.

Transfer Agent

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

(c) Securities authorized for issuance under equity compensation plans

None

Recent Issuances of Unregistered Securities

During the year ended October 31, 2022, the Company sold 2,560,000 shares of common stock, for total cash proceeds of $187,520.

On October 3, 2022, Device Corp converted $6,500 of the amount due in Series A preferred stock to 1,300,000 shares of common stock.

During Q1 2023, Quick Capital LLC, converted $33,830 and $4,176 of principal and interest, respectively, into 10,337,727 shares of common stock.

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended October 31, 2022, compared to the Year Ended October 31, 2021

Revenue
We had $0 in revenue for the year ended October 31, 2022, compared to $3,450 for the year ended October 31, 2021. The large decrease in revenue is due to a loss in retail food service customers. As the Company reorganized, it sold through its remaining inventory and did not produce additional product while it worked on plans to relaunch the Yuengling’s Ice Cream brand.

Cost of Goods Sold

We incurred $0 in costs of goods sold for the year ended October 31, 2022, compared to $148,014 for the year ended October 31, 2021. In the prior period we had a large write down of our inventory of approximately $136,000 due to expired or goods sold below cost.

General and administrative expenses

We had $89,687 of general and administrative expenses (“G&A”) for the year ended October 31, 2022, compared to $90,223 for the year ended October 31, 2021, a decrease of $536 or 0.6%.

Bad debt expense

During the year ended October 31, 2022, due to the uncertainty of the collection of our note receivable the Company has written the receivable off and recognized $80,000 of bad debt expense.

Consulting – related party

We had $0 of related party consulting expenses for the year ended October 31, 2022, compared to $85,000 for the year ended October 31, 2021. In the prior period we made a payment of $40,000 to Everett Dickson, our former CEO and two payments totaling $45,000 to Robert Bohorad, YICA’s former Chief Operating Officer and our current CEO.

Officer compensation

We had $63,000 of officer compensation for the year ended October 31, 2022, compared to $0 for year ended October 31, 2021. In the current period we began to compensate Mr. Bohorad, CEO, $5,000 per month.

Professional fees

We incurred $107,583 of professional fees for the year ended October 31, 2022, compared to $171,692 for the year ended October 31, 2021, a decrease of $64,109 or 37.3%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease is due to a decrease in investor relation expense of approximately $70,000, which was offset by small increases in all other professional fees.

Other income (expense)

For the year ended October 31, 2022, we had total other expense of $141,082, compared to total other income of $110,973 for the year ended October 31, 2021. In the current period we incurred $108,677 of interest expense, which included $27,978 of debt discount amortization, earned $174 of interest income and recognized a gain on forgiveness of debt of $80,637. We also incurred additional expense of $186,886 for the issuance of convertible debt and a gain of $73,670 for the change in the fair value of derivatives. In the prior period we incurred $176,157 of interest expense, which included $93,750 on debt discount amortization, earned $738 of interest income, recognized a gain on forgiveness of debt of $151,418 and a loss on conversion of debt of $26,000. We also incurred additional expense of $59,028 for the issuance of convertible debt and a prepayment penalty on that debt of $17,819.

Net loss

We incurred a net loss of $481,352 for the year ended October 31, 2022, compared to a net loss of $602,452 for the year ended October 31, 2021. Our net loss decreased due to reasons discussed above.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the year ended October 31, 2022 was $268,238 compared to $416,801 of cash used in operating activities for the year ended October 31, 2021.

Cash Flows from Investing

We used $80,000 for investing activities for the year ended October 31, 2022, which was paid to Revolution Desserts (Note 5).

Cash Flows from Financing

For the year ended October 31, 2022, we netted $2,080 from financing activities. We received $187,520 from proceeds from the sale of common stock and $113,500 for the issuance of convertible promissory notes. We repaid $153,411 on our notes payable and $106,201 towards our LOC. We also returned $39,328 that was previously received for the purchase of preferred stock. For the year ended October 31, 2021, we netted $655,472 from financing activities. We received $114,582 from proceeds from notes payable, $86,250 from the issuance of convertible debt, $168,600 from the sale of preferred stock, $540,000 from the sale of common stock and $30,570 from related party loans. We repaid $142,391 of a note payable, $111,569 back for the convertible debt and the related partly loans of $30,570 during the same period.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopting and issued accounting standards.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YUENGLING’S ICE CREAM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Yuengling’s Ice Cream Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yuengling’s Ice Cream Corporation (“the Company”) as of October 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended October 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for Embedded Conversion Features on Notes Payable — Refer to Notes 2 and 8 to the financial statements

Description of the Critical Audit Matter

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for embedded conversion features on notes payable included the following:

•	We confirmed a selection of notes payable and related terms, including notes paid off during the year.
•	We performed an independent assessment of the appropriate valuation model for derivatives, independent calculations based on the binomial model, and compared the Company’s results to a reasonable range.
•	We analyzed notes payable and derivatives and determined if there were unusual transactions related to notes payable and evaluated the appropriate accounting treatment for such transactions.
•	We tested substantially all transactions related to notes payable and all related matters including embedded conversion features.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2019.

Spokane, Washington

February 14, 2023

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31, 2022	October 31, 2021
ASSETS
Current Assets:
Cash	$4,747	$350,905
Inventory	56,212	56,212
Other receivable – related party	5,500	–
Total Current Assets	66,459	407,117

Other Assets:
Property and equipment, net	30,300	30,300
Total Assets	$96,759	$437,417
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$214,365	$195,822
Accrued interest	49,447	38,166
Accrued compensation	41,000	–
Notes payable	119,121	132,121
Loans payable	595,092	659,002
Convertible note payable, net of $123,813 discount	14,255	–
Derivative liability	247,034	–
Line of credit	693,798	800,000
Total Current Liabilities	1,974,112	1,825,111

Long Term Liabilities
Loan payable, net of current portion	–	156,500
Total Liabilities	1,974,112	1,981,611

Commitments and contingencies	–	–

Mezzanine Equity:
Preferred stock to be issued	392,022	437,850
Total mezzanine equity	392,022	437,850

Stockholders' Deficit:
Preferred stock, Series A; par value $0.001; 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 14,828,595 and 10,235,262 shares issued and outstanding, respectively	14,827	10,235
Common stock to be issued	–	165,000
Additional paid in capital	1,742,923	1,388,494
Accumulated deficit	(4,032,125)	(3,550,773)
Total Stockholders' Deficit	(2,269,375)	(1,982,044)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$96,759	$437,417

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended October 31,
	2022	2021
Revenue	$–	$3,450
Cost of goods sold	–	148,014
Gross margin	–	(144,564)

Operating Expenses:
General and administrative expenses	89,687	90,223
Bad debt expense	80,000	–
Consulting – related party	–	85,000
Officer compensation	63,000	–
Professional fees	107,583	171,692
Total operating expenses	340,270	346,915

Loss from operations	(340,270)	(491,479)

Other income (expense):
Interest expense	(108,677)	(176,157)
Interest income	174	738
Change in fair value of derivative	73,670	14,875
Loss on issuance of convertible notes	(186,886)	(59,028)
Gain on sale of asset	–	1,000
Early payment penalty	–	(17,819)
Gain on extinguishment of debt	80,637	151,418
Loss on extinguishment of debt	–	(26,000)
Total other expense	(141,082)	(110,973)

Loss before provision for income tax	(481,352)	(602,452)
Provision for income tax	–	–
Net loss	$(481,352)	$(602,452)

Basic loss per share	$(0.04)	$(0.08)
Diluted loss per share	$(0.04)	$(0.08)

Basic weighted average shares	12,827,048	7,916,090
Diluted weighted average shares	12,827,048	7,916,090

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED OCTOBER 31, 2022 AND 2021

	Common Stock		Preferred Stock		Additional Paid in	Common Stock To Be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance October 31, 2020	5,401,929	$5,401	5,000,000	$5,000	$797,024	$12,500	$(2,948,321)	$(2,128,396)
Stock issued for conversion of debt	3,000,000	3,000	–	–	87,901	(12,500)	–	78,401
Stock issued for cash	2,500,000	2,500	–	–	372,500	165,000	–	540,000
Stock returned	(666,667)	(666)	–	–	666	–	–	–
Loss on settlement of derivative	–	–	–	–	130,403	–	–	130,403
Net Loss	–	–	–	–	–	–	(602,452)	(602,452)
Balance, October 31, 2021	10,235,262	10,235	5,000,000	5,000	1,388,494	165,000	(3,550,773)	(1,982,044)
Stock issued for cash	3,293,333	3,292	–	–	349,229	(165,000)	–	187,521
Stock issued for conversion of preferred	1,300,000	1,300	–	–	5,200	–	–	6,500
Net Loss	–	–	–	–	–	–	(481,352)	(481,352)
Balance, October 31, 2022	14,828,595	$14,827	5,000,000	$5,000	$1,742,923	$–	$(4,032,125)	$(2,269,375)

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(481,352)	$(602,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Early payment penalty	–	17,819
Debt discount amortization	27,978	93,750
Loss on extinguishment of debt	–	26,000
Gain on extinguishment of debt	(80,637)	(151,418)
Gain on sale of fixed asset	–	(1,000)
Loss on issuance of convertible debt	186,886	59,028
Change in fair value of derivative	(73,670)	(14,875)
Bad debt expense	80,000	–
Changes in assets and liabilities:
Accounts receivable	–	5,586
Inventory	–	146,513
Other receivable – related party	(5,500)	–
Accounts payable	18,543	(5,468)
Accrued compensation – related party	41,000	–
Accrued liabilities	18,514	9,716
Net cash used in operating activities	(268,238)	(416,801)

Cash flows from investing activities:
Issuance of note receivable	(80,000)	–
Net cash used in investing activities	(80,000)	–

Cash flows from financing activities:
Net (payments) proceeds from the sale of preferred stock	(39,328)	168,600
Sale of common stock	187,520	540,000
Payment on LOC	(106,201)	–
Proceeds from notes payable	–	114,582
Proceeds from convertible notes payable	113,500	86,250
Repayment of convertible debt	–	(111,569)
Payments on notes payable	(153,411)	(142,391)
Proceeds – related party loans	–	30,570
Payments – related party loans	–	(30,570)
Net cash provided by financing activities	2,080	655,472

Net change in cash	(346,158)	238,671
Cash, beginning of year	350,905	112,234
Cash, end of year	$4,747	$350,905

Cash paid during the period for:
Interest	$62,823	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activity:
Conversion of principal and interest into common stock	$–	$45,000

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended October 31, 2022 or 2021.

Restricted Cash

The Company has an obligation to transfer $50,000 to Mid Penn Bank as security pursuant to the Agreement of Sale and Security Agreement with Mid Penn Bank and Yuengling Ice Cream Corp, by February 28, 2023. If the funds are not transferred by February 28, 2023, the Bank the has option to call the loan and to require the Company to pay any attorney’s fees incurred.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended October 31, 2022.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary YIC Acquisitions Corp. All material transactions and balances have been eliminated on consolidation.

Inventory

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has expired or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventories at October 31, 2022 and 2021 were $56,212 and $56,212, respectively. Inventory consists of lids for pint size containers. They are stored in plastic bags inside of sealed cardboard boxes so are considered usable.  The company’s plan is to run production and use them in the next 6-9 months.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of October 31, 2022 and 2021, there are 44,490,234 and 20,472,145 potentially dilutive shares, respectively, if the Preferred A were to be converted. As of October 31, 2022 and 2021, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

The carrying amounts of Notes Payable approximate the fair value as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of October 31, 2022 and 2021:

Description	Level 1	Level 2	Level 3	Total Gains
Derivative	$–	$–	$247,034	$73,670
Total	$–	$–	$247,034	$73,670

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of October 31, 2022, and 2021, no liability for unrecognized tax benefits was required to be reported.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has chosen the early adoption of ASU 2020-06. The adoption of ASU 2020-06 had a material effect on the Company’s financial statements. If the standard was not early adopted the Company would have had to recognize a beneficial conversion feature on a convertible note in the amount of $87,222. The full amount would have been recognized as interest expense as of October 31, 2022, as the loan was exchanged for a new convertible note in October 2022.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $4,032,125, had a net loss of $481,352, and net cash used in operating activities of $268,238 for the year ended October 31, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	October 31, 2022	October 31, 2021
Property and equipment	$30,300	$30,300
Less: accumulated depreciation	–	–
Property and equipment, net	$30,300	$30,300

Depreciation Expense

Property and equipment consist of shelving and racks purchased for the Aureus Micro Markets business, which has been temporarily put on hold. As of October 31, 2022, the Company’s fixed assets have not yet been placed in service. Depreciation will begin on the date the assets are placed into service. If the Company does not pursue the Micro Markets business it may be able to use the shelving and racks in its current business.

NOTE 5 – LOAN RECEIVABLE

On May 17, 2022, the Company and Revolution Desserts, LLC (“Revolution”) terminated the Definitive Agreement entered into on April 30, 2022. The primary reason for the termination is the regulatory delays in qualifying the Company’s Reg 1-A. Per the terms of the original agreement, the Company has advanced Revolution $80,000, which has been accounted for as a note receivable. No loan terms have been established as of October 31, 2022. Due to the uncertainty of the collection of this receivable the Company has written the receivable off and recognized $80,000 of bad debt expense.

NOTE 6 – NOTES PAYABLE

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of October 31, 2022, accrued interest amounted to $13,151.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of October 31, 2022, accrued interest amounted to $9,982.

On March 27, 2017, the Company issued Craigstone Ltd. a promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of October 31, 2022, accrued interest amounted to $6,729.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of October 31, 2022, accrued interest amounted to $2,357.

On July 28, 2017, we issued Backenald Trading Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of October 31, 2022, accrued interest amounted to $10,005.

On January 24, 2020, the company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of October 31, 2022, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of October 31, 2022, the balance due on this note for principal and interest is $5,000 and $4,975, respectively. This note is in default.

On April 10, 2020, the Company issued a convertible promissory note to Device Corp., in the principal amount of $49,328, bearing interest at the rate of 10% per annum, and maturing on April 10, 2021. The note is convertible into shares of common stock at $0.0001 per share. The note was issued pursuant to the terms of the Debt Purchase and assignment agreement between Tiger Trout Capital Puerto Rico LLC and Device Corp, whereby Device purchased from Tiger Trout debt in the amount of $49,328 plus any accrued interest. As of October 31, 2022, the balance due on this note is $0.

As of October 31, 2022, the Company was also indebted to another third party for a total of $24,656. This note is non-interest bearing and currently past due and in default.

NOTE 7 – LOANS PAYABLE

The Company has an SBA loan with monthly payments that matures on March 13, 2026. The balance due on this loan as of October 31, 2022 and 2021, is $659,092 and $735,502, respectively. As of October 31, 2022, the interest rate on this loan has increased to 8.25% from its original 5.25%.

The Company has a line of credit requiring monthly payments. On December 24, 2021, $106,201 from a CD was applied to the Line of Credit balance. The balance due on this loan as of October 31, 2022 and 2021 is $693,799 and $800,000, respectively. As of October 31, 2022, the interest rate on this loan has increased to 7.25% from its original 4.25%.

On March 16, 2021, the Company received a Paycheck Protection Program loan under the CARES Act for $114,582 (the “PPP Loan”). The Paycheck Protection Program provides that the use of PPP Loan proceeds are limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company has used the PPP Loan only for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Loan. If not forgiven the loan bears interest at 1% per annum and matures in five years. During year ended October 31, 2021, $34,582 of this loan was forgiven per the terms of the PPP loan. During year ended October 31, 2022, the remaining $80,000 of this loan and $637 of accrued interest were forgiven per the terms of the PPP loan.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

The following table summarizes the convertible notes and related activity as of October 31, 2021:

Note Holder	Date	Maturity Date	Interest	Balance October 31, 2020	Additions	Repayments	Balance October 31, 2021
Geneva Roth Remark Holding Inc	7/29/2021	7/29/2022	12%	–	45,000	(45,000)	–
Geneva Roth Remark Holding Inc	9/20/2021	9/20/2022	10%	–	48,750	(48,750)	–
Total				$–	$93,750	$(93,750)	$–

On March 2, 2022, the Company issued a convertible promissory note to Quick Capital, LLC in the amount of $87,222. The company received $73,500, after a 10% OID and transaction and legal costs. The note bears interest at 12% and matures in one year. The difference of $13,722 was recorded as a debt discount. The note is convertible into shares of common stock at $0.0005 per share. On October 21, 2022, the total principal and accrued interest of $93,818, was exchanged for a new convertible note. The new note bears interest at 12% and matures on March 21, 2023. The note is convertible into shares of common stock at 65% of the lowest trade price during the ten days prior to the date of conversion.

On September 7, 2022, the Company issued a convertible promissory note to 1800 Diagonal Lending LLC in the amount of $44,250. The company received $40,000, after $4,250 of OID and transaction and legal costs. The note bears interest at 12% and matures in one year. The difference of $4,250 was recorded as a debt discount. The note is convertible into shares of common stock at 63% of the average of the two lowest trades during the fifteen days prior to the date of conversion.

The following table summarizes the convertible notes outstanding as of October 31, 2022:

Note Holder	Date	Maturity Date	Interest	Balance October 31, 2021	Additions	Repayments	Balance October 31, 2022
Quick Capital, LLC	10/21/2022	3/21/2023	12%	–	$93,818	$–	$93,818
1800 Diagonal Lending LLC	9/7/2022	9/7/2023	12%	–	44,250	–	44,250
Total				$–	$138,068	$–	138,068
Less Debt Discount							(123,813)
							$14,255

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at October 31, 2020	$–
Increase to derivative due to new issuances	145,278
Decrease to derivative due to repayments	(130,403)
Derivative loss due to mark to market adjustment	(14,875)
Balance at October 31, 2021	–
Increase to derivative due to new issuances	320,704
Decrease to derivative due to repayments	–
Derivative loss due to mark to market adjustment	(73,670)
Balance at October 31, 2022	$247,034

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of October 31, 2022 is as follows:

Inputs	October 31, 2022	Initial Valuation
Stock price	$0.01	$0.01 - 0.026
Conversion price	$0.0046 - 0.005	$0.0046 - 0.0069
Volatility (annual)	272.4% – 352.9%	222.7% - 250.6%
Risk-free rate	3.6% - 4.3%	3.6% - 4.3%
Dividend rate	–	–
Years to maturity	0.39 – 0.85	0.41 - 1

NOTE 9 – RELATED PARTY TRANSACTIONS

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

During the year ended October 31, 2021, the Company paid Everett Dickson, CEO, $40,000 for compensation.

During the year ended October 31, 2021, the Company paid Robert Bohorad, YICA’s Chief Operating Officer, $45,000 for compensation.

During the year ended October 31, 2022, a $5,500 payment was mistakenly made to a Company controlled by Everett Dickson. The amount is to be repaid.

In June 2022, Everett Dickson advanced the Company $6,000 for a general operating expense. The $6,000 was repaid the following month.

During the year ended October 31, 2022, the Company paid Robert Bohorad, YICA’s Chief Operating Officer, $22,000 for compensation. As of October 31, 2022, there is $41,000 of accrued compensation due to Mr. Bohorad.

NOTE 10 – COMMON STOCK

During the year ended October 31, 2021, the Company issued 3,000,000 shares of common stock for conversion of $45,000 of principal and interest.

During the year ended October 31, 2021, the Company sold 3,233,333 shares of common stock for total cash proceeds of $540,000. As of October 31, 2021, 733,333 shares have not yet been issued by the transfer agent, as such $165,000 was disclosed as common stock to be issued. The shares were issued in November 2021.

During the year ended October 31, 2022, the Company sold 2,560,000 shares of common stock, for total cash proceeds of $187,520.

On January 21, 2022, the Company increased its authorized common stock from 1,750,000,000 (1.75 billion) to 2,000,000,000 (2 billion) shares.

On March 1, 2022, the Company increased its authorized common stock from 2,000,000,000 (2 billion) to 2,500,000,000 (2.5 billion) shares.

On August 5, 2022, the Company effectuated a reverse stock split at a ratio of 1-for-150 common shares. All shares throughout these financial statements have been retroactively restated to reflect the reverse split.

On October 3, 2022, Device Corp converted $6,500 of the amount due in Series A preferred stock to 1,300,000 shares of common stock.

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

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. As of October 31, 2022, there are 5,000,000 shares of Series A preferred stock owned by the Mr. Dickson.

As of October 31, 2022, the Company has preferred stock to be issued in the amount of $392,022. As of October 31, 2022, the preferred Series A can be converted at $0.0044 per share, into 89,095,909 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown amount of preferred shares to be issued, cash has been repaid and the preferred shares are convertible at the option of the holder, the Company determined that mezzanine treatment appears appropriate. As such, the Company feels these securities should be classified as Mezzanine equity until they are fully issued.

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

NOTE 13 – INCOME TAX

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

The provision for Federal income tax consists of the following October 31:

	2022	2021
Federal income tax benefit attributable to:
Book income	$(125,200)	$(126,500)
Related party accrual	(10,700)	–
Other nondeductible expenses	(11,900)	–
Less: valuation allowance	147,800	126,500
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$(244,100)	$(371,200)
Related party accrual	10,700	–
Less: valuation allowance	233,400	371,200
Net deferred tax asset	$–	$–

At October 31, 2022, the Company had net operating loss carry forwards of approximately $939,000 that maybe offset against future taxable income. No tax benefit has been reported in the October 31, 2022 or 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of October 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction, Nevada.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On December 8, 2022, the Company issued a Convertible Promissory Note to 1800 Diagonal Lending LLC in the amount of $39,250. The Company received $35,000 with $4,250 retained for fees. The Note bears interest at 12% and matures in one year.

On December 9, 2022, the Company entered into an exclusive licensing agreement with GPO Plus, Inc. (OTCQB: GPOX). GPOX will develop a full line of CBD and other hemp derived cannabinoid products based on the iconic flavors of Yuengling’s Ice Cream. The initial term of the Agreement runs through November 30, 2027, with an option to extend for an additional five years. In consideration for the trademark license, GPOX will pay the Company a royalty of 5% of all gross wholesale revenue generated from the sale of Yuengling’s Ice Cream branded products. Additional details regarding products, flavors, launch date and where the product will be sold will be provided in the near future.

Subsequent to October 31, 2022, Quick Capital LLC, converted $33,827 and $4,034 of principal and interest, respectively, into 10,337,727 shares of common stock.

On January 14, 2023, the Company granted 30 million restricted common shares to Charles Green and 30 million restricted common shares to Robert C. Bohorad. The Company signed a letter of intent with Mr. Green and Mr. Bohorad on October 26, 2022, where Mr. Green will join the company as President and CEO and Mr. Bohorad will become Chief Operating Officer and Chief Financial Officer. The purpose of the issuance is to retain and incentivize the individuals in their efforts to manage the Company and foster its success.

On February 3, 2023, the Company issued a convertible promissory note to Quick Capital, LLC in the amount of $25,555.55. The company received $20,000 after a 10% OID and transaction and legal costs. The note bears interest at 12% and matures in one year. The note is convertible into shares of common stock at 65% of the lowest trade price during the ten days prior to the date of conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of October 31, 2022, these disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of October 31, 2022, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period October 31, 2022.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year October 31, 2022, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of January 25, 2023, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Everett M. Dickson	59	Chairman of the Board of Directors
Robert C. Bohorad	50	President and Chief Executive Officer

On October 28, 2021, Everett M. Dickson, elected to step down as President and Chief Executive Officer, and retain, his current position, as sole director and chairman of the board. Robert C. Bohorad was appointed as the new President and Chief Executive Officer.

Everett M. Dickson– Chairman

On December 31, 2018, our Board of Directors appointed Everett M. Dickson as President, Chief Executive Officer, Treasurer, and Secretary. Since 2017, Mr. Dickson has served as CEO and Chief Financial Officer (CFO) at Cruzani, Inc., a publicly traded food service Company (OTC Pink: CZNI). From 2012 until joining the Company in June 2017, Mr. Dickson worked in the moist tobacco and alternative fuels industry. From 2005 through 2011, Mr. Dickson worked in the alternative fuels industry. Mr. Dickson has extensive Board, Corporate Finance, Restructuring, and Capital Markets experience, having worked, most recently, in the food service and moist tobacco industries. From 2005 through 2011, Mr. Dickson’s work was focused on MBO / LBO opportunities in the restaurant sector and on assisting startup companies in the alternative fuels industry.

Robert C. Bohorad–President and CEO

Mr. Bohorad was appointed as our Chief Operating Officer of YICA on June 18, 2019 and is the co-founder of Yuengling’s Ice Cream. Mr. Bohorad has 20+ years of experience working for companies in various stages of their life cycles. Mr. Bohorad previously ran his own logistics, tracking, and security solutions consulting practice aside from mentoring several startups and early-stage companies. Throughout his career, Mr. Bohorad has worked in numerous capacities, including business + strategic development, marketing, finance, accounting, operations, and human resources (HR). Mr. Bohorad brings broad industry experience, with a particular focus on medical devices and software. Mr. Bohorad is a graduate of the University of Pennsylvania Wharton School and received his Masters in Business Administration (MBA) from Fordham University.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors, to the fullest extent, permitted by Nevada law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and 10% or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended October 31, 2022, we believe all necessary forms have been filed.

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

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Everett M. Dickson	2022	$0	$0	$0	$0	$0	$0	$0	$0
Chairman	2021	$40,000	$0	$0	$0	$0	$0	$0	$40,000
Robert C. Bohorad	2022	$22,000	$0	$0	$0	$0	$0	$0	$22,000
President and CEO	2021	$45,000	$0	$0	$0	$0	$0	$0	$45,000

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

During the fiscal years ended October 31, 2022 and 2021, our sole director, Mr. Dickson, received no compensation for director services.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of October 31, 2022.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 25, 2023, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner (1) (2)	Common Stock Beneficially Held		Percent of Class (3)
Named Executive Officers and Directors
Everett M. Dickson	170,358,196	(3)	66.67%
Robert C. Bohorad	30,000,000		11.7%

All Executive Officers and Directors as a group (2 Persons)	200,358,196		78.4%

5% or More Stockholders
None

(1)	Unless as otherwise indicated in the following table and the footnotes, our named executive officers and directors’ address in the following table is c/o Aureus Inc., One Glenlake Parkway #650, Atlanta, GA 30328.

(2)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) because of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power concerning the number of shares of common stock outstanding on the date of this Form 10.

(3)	In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table is based on 255,527,518 shares of common stock, consisting of 85,166,322 shares outstanding as of the filing date of this Form 10-K and 170,358,196 shares of common stock issuable upon the conversion of the 5,000,000 shares of Series A Preferred Stock held by Mr. Dickson. (The Shares A Preferred Stock are convertible into such number of shares of common stock resulting in two-thirds (66.67%) of the outstanding shares of common stock of the Company on a post-conversion basis.)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended October 31, 2022, a $5,500 payment was mistakenly made to a Company controlled by Everett Dickson. The amount is to be repaid.

During the year ended October 31, 2022, the Company paid Robert Bohorad, the Company’s President and CEO, $22,000 for compensation. As of October 31, 2022, there is $41,000 of accrued compensation due to Mr. Bohorad.

In June 2022, Everett Dickson advanced the Company $6,000 for a general operating expense. The $6,000 was repaid the following month.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended October 31, 2022 and 2021 amounted to $47,531 and $40,250, respectively.

Audit-Related Fees

During the fiscal years ended October 31, 2022 and 2021 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended October 31, 2022 and 2021 was $0.

All Other Fees

During the fiscal years ended October 31, 2022 and 2021, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Yuengling’s Ice Cream Corporation

Name	Title	Date

/s/ Robert C. Bohorad	President and Chief Executive Officer	February 14, 2023
Robert C. Bohorad

