Form 10-Q
period 2023-01-31
Yuenglings Ice Cream Corp
filed 2023-03-17
CIK 1624517

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of March 13, 2023, there were 92,976,442 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUENGLING’S ICE CREAM CORPORATION

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2023	October 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,150	$4,747
Inventory	56,212	56,212
Prepaid stock compensation	345,000	–
Other receivable – related party	5,500	5,500
Total Current Assets	408,862	66,459

Other Assets:
Property and equipment, net	30,300	30,300
Total Assets	$439,162	$96,759
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$216,496	$214,365
Accrued interest	54,212	49,447
Accrued compensation	56,000	41,000
Notes payable	119,121	119,121
Loans payable	589,092	595,092
Convertible note payable, net of $72,160 and $123,813 discount, respectively	70,032	14,255
Derivative liability	190,289	247,034
Line of credit	693,798	693,798
Total Current Liabilities	1,989,040	1,974,112

Total Liabilities	1,989,040	1,974,112

Commitments and contingencies	–	–

Mezzanine Equity:
Preferred stock to be issued	392,022	392,022
Total mezzanine equity	392,022	392,022

Stockholders' Deficit:
Preferred stock, Series A; par value $0.001; 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 85,166,322 and 14,828,595 shares issued and outstanding, respectively	85,166	14,827
Additional paid in capital	2,106,278	1,742,923
Accumulated deficit	(4,138,344)	(4,032,125)
Total Stockholders' Deficit	(1,941,900)	(2,269,375)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$439,162	$96,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended January 31,
	2023	2022
Operating Expenses:
General and administrative expenses	$14,964	$37,624
Officer compensation	22,500	18,000
Professional fees	12,783	43,803
Total operating expenses	50,247	99,427

Loss from operations	(50,247)	(99,427)

Other income (expense):
Interest expense	(113,325)	(20,532)
Interest income	–	174
Change in fair value of derivative	65,124	–
Gain on conversion of debt	14,559	–
Loss on issuance of convertible debt	(22,330)	–
Total other expense	(55,972)	(20,358)

Net loss	$(106,219)	$(119,785)

Basic, loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average shares	28,601,779	11,099,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2023

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional	Common Stock		Total
						Paid in	To Be	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance, October 31, 2021	10,234,537	$10,235	5,000,000	$5,000	$1,388,494	$165,000	$(3,550,773)	$(1,982,044)
Stock issued for cash	1,533,334	1,533	—	—	259,467	(165,000)	—	96,000
Net Loss	—	—	—	—	—	—	(119,785)	(119,785)
Balance, January 31, 2022	11,767,871	$11,768	5,000,000	$5,000	$1,647,961	$—	$(3,670,558)	$(2,005,829)

	Common Stock		Series A Preferred Stock		Additional		Total
					Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance October 31, 2022	14,828,595	$14,827	5,000,000	$5,000	$1,742,923	$(4,032,125	$(2,269,375)
Stock issued for conversion of debt	10,337,727	10,339	—	—	63,355	—	73,694
Stock issued for services	30,000,000	30,000	—	—	150,000	—	180,000
Stock issued for services – related party	30,000,000	30,000	—	—	150,000	—	180,000
Net Loss	—	—	—	—	—	(106,219)	(106,219)
Balance, January 31, 2023	85,166,322	$85,166	5,000,000	$5,000	$2,106,278	$(4,138,344)	$(1,941,900)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(106,219)	$(119,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation – related party	7,500	–
Stock compensation	7,500	–
Gain on forgiveness of debt	(14,560)	–
Debt discount amortization	90,903	–
Change in fair value of derivative	(65,124)	–
Loss on issuance of convertible debt	22,330	–
Changes in assets and liabilities:
Other receivable – related party	–	(5,500)
Accounts payable	2,130	(5,116)
Accrued compensation – related party	15,000	–
Accrued liabilities	8,942	2,547
Net cash used in operating activities	(31,597)	(127,854)

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Net (payments) proceeds from the sale of preferred stock	–	(39,328)
Sale of common stock	–	96,000
Payment on LOC	–	(106,201)
Proceeds from convertible notes payable	35,000	–
Payments on notes payable	(6,000)	(51,411)
Net cash provided (used) by financing activities	29,000	(100,940)

Net change in cash	(2,597)	(228,794)
Cash, beginning of period	4,747	350,905
Cash, end of period	$2,150	$122,111

Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activity:
Common stock issued for prepaid services	$360,000	$–
Common stock issued for conversion of debt	$38,006	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending October 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended October 31, 2022.

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

Restricted Cash

The Company has an obligation to transfer $50,000 to Mid Penn Bank as security pursuant to the Agreement of Sale and Security Agreement with Mid Penn Bank and Yuengling Ice Cream Corp, by April 30, 2023. If the funds are not transferred by April 30, 2023, the Bank the has option to call the loan and to require the Company to pay any attorney’s fees incurred.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of January 31, 2023 and 2022, there are 255,524,518 and 23,539,271 potentially dilutive shares, respectively, if the Preferred A were to be converted. As of January 31, 2023 and 2022, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of January 31, 2023:

Description	Level 1	Level 2	Level 3	Total Gains
Derivative	$–	$–	$190,289	$65,124
Total	$–	$–	$190,289	$65,124

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of October 31, 2022:

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $4,138,344, had a net loss of $106,219, and net cash used in operating activities of $31,597 for the three months ended January 31, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	January 31, 2023	October 31, 2022
Property and equipment	$30,300	$30,300
Less: accumulated depreciation	–	–
Property and equipment, net	$30,300	$30,300

Depreciation Expense

Property and equipment consist of shelving and racks purchased for the Aureus Micro Markets business, which has been temporarily put on hold. As of January 31, 2023, the Company’s fixed assets have not yet been placed in service. Depreciation will begin on the date the assets are placed into service. If the Company does not pursue the Micro Markets business, it may be able to use the shelving and racks in its current business.

NOTE 5 – NOTES PAYABLE

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of January 31, 2023, accrued interest amounted to $13,651.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of January 31, 2023, accrued interest amounted to $10,491.

On March 27, 2017, the Company issued Craigstone Ltd. a promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of January 31, 2023, accrued interest amounted to $7,084.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of January 31, 2023, accrued interest amounted to $2,484.

On July 28, 2017, we issued Backenald Trading Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of January 31, 2023, accrued interest amounted to $10,560.

On January 24, 2020, the company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of January 31, 2023, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of January 31, 2023, the balance due on this note for principal and interest is $5,000 and $5,475, respectively. This note is in default.

As of January 31, 2023, the Company was also indebted to another third party for a total of $24,656. This note is non-interest bearing and currently past due and in default.

NOTE 6 – LOANS PAYABLE

The Company has an SBA loan with monthly payments that matures on March 13, 2026. The balance due on this loan as of January 31, 2023 and October 31, 2022, is $589,092 and $595,092, respectively. As of January 31, 2023, the interest rate on this loan has increased to 8.25% from its original 5.25%.

The Company has a line of credit requiring monthly payments. On December 24, 2021, $106,201 from a CD was applied to the Line of Credit balance. The balance due on this loan as of January 31, 2023 and October 31, 2022, is $693,799 and $693,799, respectively. As of January 31, 2023, the interest rate on this loan has increased to 9.5% from its original 4.25%.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

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

On December 8, 2022, the Company issued a Convertible Promissory Note to 1800 Diagonal Lending LLC in the amount of $39,250. The Company received $35,000 with $4,250 retained for fees. The difference of $4,250 was recorded as a debt discount. The Note bears interest at 12% and matures in one year. The note is convertible into shares of common stock at 63% of the average of the two lowest trades during the fifteen days prior to the date of conversion.

The following table summarizes the convertible notes outstanding as of January 31, 2023:

Note Holder	Date	Maturity Date	Interest	Balance October 31, 2022	Additions	Conversions	Balance January 31, 2021
Quick Capital, LLC	10/21/2022	3/21/2023	12%	$93,818	$–	$(33,830)	$59,988
1800 Diagonal Lending LLC	9/7/2022	9/7/2023	12%	44,250	–	–	44,250
1800 Diagonal Lending LLC	12/8/2022	12/8/2023	12%	–	39,250	–	39,250
Total				$138,068	$39,250	$(33,830)	$143,488
Less Debt Discount				(123,813)			(72,160)
				$14,255			$71,328

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at October 31, 2021	$–
Increase to derivative due to new issuances	320,704
Decrease to derivative due to repayments	–
Derivative gain due to mark to market adjustment	(73,670)
Balance at October 31, 2022	247,034
Increase to derivative due to new issuances	57,331
Decrease to derivative due to conversions	(48,952)
Derivative gain due to mark to market adjustment	(65,124)
Balance at January 31, 2023	$190,289

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of January 31, 2023 is as follows:

Inputs	January 31, 2023	Initial Valuation
Stock price	$0.004	$0.01 - 0.026
Conversion price	$0.002 - 0.0025	$0.0044 - 0.0069
Volatility (annual)	285.6% – 317.3%	222.7% - 261.37%
Risk-free rate	3.6% - 4.3%	3.6% - 4.73%
Dividend rate	–	–
Years to maturity	0.13 – 0.85	0.41 - 1

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2023 and 2022, the Company paid Robert Bohorad, CEO, $0 and $18,000 for compensation, respectively. As of January 31, 2023, there is $56,000 of accrued compensation due to Mr. Bohorad.

On January 14, 2023, the Company granted 30 million restricted common shares to Robert C. Bohorad. The Company signed a letter of intent with Mr. Green (Note 9) and Mr. Bohorad on October 26, 2022, where Mr. Bohorad will become Chief Operating Officer and Chief Financial Officer. The purpose of the issuance is to retain and incentivize the individuals in their efforts to manage the Company and foster its success. The shares were valued at $0.006, the closing stock price on the date of grant, for total non-cash compensation of $180,000. The amount is being recognized over a one-year period.

NOTE 9 – COMMON STOCK

During the three months ended January 31, 2023, Quick Capital LLC, converted $33,830 and $4,176 of principal and interest, respectively, into 10,337,727 shares of common stock.

On January 14, 2023, the Company granted 30 million restricted common shares to Charles Green. The Company signed a letter of intent with Mr. Green and Mr. Bohorad on October 26, 2022, where Mr. Green will join the company as President and CEO. The purpose of the issuance is to retain and incentivize the individuals in their efforts to manage the Company and foster its success. The shares were valued at $0.006, the closing stock price on the date of grant, for total non-cash compensation of $180,000. The amount is being recognized over a one-year period.

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

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. As of January 31, 2023, there are 5,000,000 shares of Series A preferred stock owned by the CEO.

As of January 31, 2023, the Company has preferred stock to be issued in the amount of $392,022. As of January 31, 2023, the preferred Series A can be converted at $0.00195 per share, into 201,036,774 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown amount of preferred shares to be issued, cash has been repaid and the preferred shares are convertible at the option of the holder, the Company determined that mezzanine treatment appears appropriate. As such, the Company feels these securities should be classified as Mezzanine equity until they are fully issued.

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

Subsequent to January 31, 2023, Quick Capital LLC, converted $16,128 and $637 of principal and interest, respectively, into 7,810,120 shares of common stock.

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

Results of Operations

The three months ended January 31, 2023 compared to the three months ended January 31, 2022

Revenue

We had no revenue for the three months ended January 31, 2023 and 2022.

General and administrative expenses

We had $14,964 of general and administrative expenses (“G&A”) for the three months ended January 31, 2023, compared to $37,624 for the three months January 31, 2022, a decrease of $22,660 or 60.2%. The decrease is primarily due to a $6,100 decrease in consulting expense and decreases for other office expense.

Officer Compensation

We incurred $22,500 and $18,000 of officer compensation for the three months ended January 31, 2023 and 2022, respectively. The Company is compensating Robert Bohorad, CEO, $5,000 per month. In the current period we also recognized $7,500 of non-cash stock compensation expense as officer compensation.

Professional fees

We incurred $12,783 of professional fees for the three months ended January 31, 2023, compared to $43,803 for the three months ended January 31, 2022, a decrease of $31,020 or 70.8%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease is primarily due to an approximate $15,700 decrease in audit fees and a $15,100 decrease of investor relation expense.

Other income (expense)

For the three months ended January 31, 2023, we had total other expense of $55,972, compared to total other expense of $20,358 for the three months ended January 31, 2022. In the current period we incurred $113,325 of interest expense, which includes $90,903 of debt discount amortization. In connection with our convertible notes, we also recognized a $64,124 gain for the change in fair value of derivatives, a $14,559 gain on conversion of debt and a $22,330 loss for the issuance of convertible debt. For the three months ended January 31, 2022, we had $20,532 of interest expense and $174 of interest income.

Net loss

We incurred a net loss of $106,219 for the three months ended January 31, 2023, compared to $119,785 for the three months ended January 31, 2022.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended January 31, 2023, was $31,597 compared to $127,854 of cash used in operating activities for the three months ended January 31, 2022.

Cash Flows from Financing

For the three months ended January 31, 2023, we netted $29,000 from financing activities. We received $35,000 for the issuance of a convertible promissory note and we repaid $6,000 on a note payable. For the three months ended January 31, 2022, we used $100,940 in financing activities. We received $96,000 from proceeds from the sale of common stock. We repaid $51,411 on our notes payable and $106,201 towards our LOC.

Going Concern

As of January 31, 2023, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our operations.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-Q for a summary of our critical accounting policies and to Note 2 our financial statements contained in our Form 10-K for a more complete summary of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of January 31, 2023.

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

YUENGLING’S ICE CREAM CORPORATION

Date: March 17, 2023	By:	/s/ Robert C. Bohorad
Robert C. Bohorad
President and Chief Executive Officer

