Form 10-Q
period 2023-04-30
Yuenglings Ice Cream Corp
filed 2023-08-14
CIK 1624517

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of August 12, 2023, there were 212,372,739 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUENGLING’S ICE CREAM CORPORATION

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2023	October 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$129	$4,747
Inventory	56,212	56,212
Prepaid stock compensation	255,000	–
Other receivable – related party	5,500	5,500
Total Current Assets	316,841	66,459

Other Assets:
Property and equipment, net	30,300	30,300
Total Assets	$347,141	$96,759
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$211,144	$214,365
Accrued interest	57,852	49,447
Accrued compensation	71,000	41,000
Notes payable	134,121	119,121
Loans payable	589,092	595,092
Convertible note payable, net of $45,334 and $123,813 discount, respectively	27,581	14,255
Derivative liability	103,459	247,034
Line of credit	527,439	693,798
Total Current Liabilities	1,721,688	1,974,112

Total Liabilities	1,721,688	1,974,112

Commitments and contingencies	–	–

Mezzanine Equity:
Preferred stock to be issued	392,022	392,022
Total mezzanine equity	392,022	392,022

Stockholders' Deficit:
Preferred stock, Series A; par value $0.001; 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 184,332,008 and 14,828,595 shares issued and outstanding, respectively	184,332	14,827
Additional paid in capital	2,385,841	1,742,923
Accumulated deficit	(4,341,742)	(4,032,125)
Total Stockholders' Deficit	(1,766,569)	(2,269,375)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$347,141	$96,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2023	2022	2023	2022
Operating Expenses:
General and administrative expenses	$50,517	$30,862	$65,481	$68,486
Officer compensation	60,000	15,000	82,500	33,000
Professional fees	26,152	31,342	38,935	75,145
Total operating expenses	136,669	77,204	186,916	176,631

Loss from operations	(136,669)	(77,204)	(186,916)	(176,631)

Other income (expense):
Interest expense	(97,890)	(23,473)	(211,215)	(44,005)
Interest income	–	–	–	174
Change in fair value of derivative	7,126	–	72,250	–
Gain on conversion of debt	40,201	–	54,760	–
Loss on issuance of convertible debt	(16,166)	–	(38,496)	–
Total other expense	(66,729)	(23,473)	(122,701)	(43,831)

Net loss	$(203,398)	$(100,677)	$(309,617)	$(220,462)

Basic, loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Basic and diluted weighted average shares	116,045,849	11,767,870	71,599,139	11,427,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2022 AND 2023

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Common Stock To Be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance, October 31, 2021	10,234,537	$10,235	5,000,000	$5,000	$1,388,494	$165,000	$(3,550,773)	$(1,982,044)
Stock issued for cash	1,533,334	1,533	–	–	259,467	(165,000)	–	96,000
Net Loss	–	–	–	–	–	–	(119,785)	(119,785)
Balance, January 31, 2022	11,767,871	11,768	5,000,000	5,000	1,647,961	–	(3,670,558)	(2,005,829)
Net Loss	–	–	–	–	–	–	(100,677)	(100,677)
Balance, April 30, 2022	11,767,871	$11,768	5,000,000	$5,000	$1,647,961	$–	$(3,771,235)	$(2,106,506)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance October 31, 2022	14,828,595	$14,827	5,000,000	$5,000	$1,742,923	$(4,032,125)	$(2,269,375)
Stock issued for conversion of debt	10,337,727	10,339	–	–	63,355	–	73,694
Stock issued for services	30,000,000	30,000	–	–	150,000	–	180,000
Stock issued for services – related party	30,000,000	30,000	–	–	150,000	–	180,000
Net Loss	–	–	–	–	–	(106,219)	(106,219)
Balance, January 31, 2023	85,166,322	85,166	5,000,000	5,000	2,106,278	(4,138,344)	(1,941,900)
Stock issued for conversion of debt	99,165,686	99,166	–	–	75,203	–	174,369
Contributed capital	–	–	–	–	204,360	–	204,360
Net Loss	–	–	–	–	–	(203,398)	(203,398)
Balance, April 30, 2023	184,332,008	$184,332	5,000,000	$5,000	$2,385,841	$(4,341,742)	$(1,766,569)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(309,617)	$(220,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation – related party	52,500	–
Stock compensation	52,500	–
Debt discount amortization	143,286	2,287
Change in fair value of derivative	(72,250)	–
Loss on issuance of convertible debt	38,496	–
Gain on conversion of debt	(54,760)	–
Changes in assets and liabilities:
Other receivable – related party	–	(5,500)
Accounts payable	(3,221)	4,139
Accrued compensation – related party	30,000	15,000
Accrued liabilities	54,448	6,786
Net cash used in operating activities	(68,618)	(197,750)

Cash flows from investing activities:
Issuance of note receivable	–	(80,000)
Net cash used by investing activities	–	(80,000)

Cash flows from financing activities:
Net payments on the sale of preferred stock	–	(39,328)
Sale of common stock	–	96,000
Payment on LOC	–	(106,201)
Proceeds from convertible notes payable	55,000	73,500
Proceeds from notes payable	15,000	–
Payments on notes payable	(6,000)	(90,102)
Net cash provided (used) by financing activities	64,000	(66,131)

Net change in cash	(4,618)	(343,881)
Cash, beginning of period	4,747	350,905
Cash, end of period	$129	$7,024

Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activity:
Common stock issued for prepaid services	$360,000	$–
Common stock issued for conversion of debt	$136,706	$–
Collateral used to reduce LOC	$204,360	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

Restricted Cash

The Company has an obligation to transfer $50,000 to Mid Penn Bank as security pursuant to the Agreement of Sale and Security Agreement with Mid Penn Bank and Yuengling Ice Cream Corp, by July 31, 2023. If the funds are not transferred by July 31, 2023, the Bank the has option to call the loan and to require the Company to pay any attorney’s fees incurred. As of August 14, 2023, the bank has neither requested the funds to be transferred nor taken any action regarding this matter.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of April 30, 2023 and 2022, there are 368,719,321/ 23,539,271 potentially dilutive shares, respectively, if the Preferred A were to be converted. As of April 30, 2023, there are also approximately 148,658,059 and 98,005,500 potentially dilutive shares of common stock for convertible notes payable and Series A preferred stock to be issued. As of April 30, 2023 and 2022, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of April 30, 2023:

Description	Level 1	Level 2	Level 3	Total Gains
Derivative	$–	$–	$103,459	$72,250
Total	$–	$–	$103,459	$72,250

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $4,341,742, had a net loss of $309,617, and net cash used in operating activities of $68,618 for the six months ended April 30, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	April 30, 2023	October 31, 2022
Property and equipment	$30,300	$30,300
Less: accumulated depreciation	–	–
Property and equipment, net	$30,300	$30,300

Depreciation Expense

Property and equipment consist of shelving and racks purchased for the Aureus Micro Markets business, which has been temporarily put on hold. As of April 30, 2023, the Company’s fixed assets have not yet been placed in service. Depreciation will begin on the date the assets are placed into service. If the Company does not pursue the Micro Markets business, it may be able to use the shelving and racks in its current business.

NOTE 5 – NOTES PAYABLE

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of April 30, 2023, accrued interest amounted to $14,151.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of April 30, 2023, accrued interest amounted to $11,000.

On March 27, 2017, the Company issued Craigstone Ltd. a promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of April 30, 2023, accrued interest amounted to $7,439.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of April 30, 2023, accrued interest amounted to $2,611.

On July 28, 2017, we issued Backenald Trading Ltd. a promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of April 30, 2023, accrued interest amounted to $11,116.

On January 24, 2020, the company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of April 30, 2023, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of April 30, 2023, the balance due on this note for principal and interest is $5,000 and $4,975, respectively. This note is in default.

As of April 30, 2023, the Company was also indebted to another third party for a total of $24,656. This note is non-interest bearing and currently past due and in default.

During the six months ended April 30, 2023, a third party loaned the Company $15,000. The loan is non-interest bearing and due on demand.

NOTE 6 – LOANS PAYABLE

The Company has an SBA loan with monthly payments that matures on March 13, 2026. The balance due on this loan as of April 30, 2023 and October 31, 2022, is $589,092 and $595,092, respectively. As of April 30, 2023, the interest rate on this loan has increased to 10.25% from its original 5.25%. The company is currently delinquent on payments to the bank. The bank, in its discretion, and based on the terms of the loan, would have the right to notify the Company and, if not cured, take any and all actions it deems necessary.

The Company has a line of credit requiring monthly payments. On December 24, 2021, $106,201 from a CD was applied to the Line of Credit balance. On April 5, 2023, a property pledged as collateral by David Yuengling was taken over by Mid Penn Bank. The property’s appraised value of $204,360 was applied to the principal of the Line of Credit and credited to paid in capital. The balance due on this loan as of April 30, 2023 and October 31, 2022, is $527,439 (includes $38,000 of accrued interest) and $693,799, respectively. As of April 30, 2023, the interest rate on this loan has increased to 9.5% from its original 4.25%. The company is currently delinquent on payments to the bank. The bank, in its discretion, and based on the terms of the loan, would have the right to notify the Company and, if not cured, take any and all actions it deems necessary.

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

On February 3, 2023, the Company issued a convertible promissory note to Quick Capital, LLC in the amount of $25,556. The company received $20,000, after $5,556 of OID and transaction and legal costs. The note bears interest at 12% and matures in one year. The difference of $5,556 was recorded as a debt discount. The note is convertible into shares of common stock at 65% of the lowest trade price during the ten days prior to the date of conversion.

The following table summarizes the convertible notes outstanding as of April 30, 2023:

Note Holder	Date	Maturity Date	Interest	Balance October 31, 2022	Additions	Conversions	Balance April 30, 2023
Quick Capital, LLC	10/21/2022	3/21/2023	12%	$93,818	$–	$(85,709)	$8,109
1800 Diagonal Lending LLC	9/7/2022	9/7/2023	12%	44,250	–	(44,250)	–
1800 Diagonal Lending LLC	12/8/2022	12/8/2023	12%	–	39,250	–	39,250
Quick Capital, LLC	2/3/2023	2/3/2024	12%	–	25,556	–	25,556
Total				$138,068	$64,806	$(129,959)	$72,915
Less Debt Discount				(123,813)			(45,334)
				$14,255			$27,581

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at October 31, 2021	$–
Increase to derivative due to new issuances	320,704
Decrease to derivative due to repayments	–
Derivative gain due to mark to market adjustment	(73,670)
Balance at October 31, 2022	247,034
Increase to derivative due to new issuances	93,496
Decrease to derivative due to conversions	(164,821)
Derivative gain due to mark to market adjustment	(72,250)
Balance at April 30, 2023	$103,459

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of April 30, 2023 is as follows:

Inputs	April 30, 2023	Initial Valuation
Stock price	$0.0009	$0.01 - 0.038
Conversion price	$0.0005	$0.0025 - 0.0069
Volatility (annual)	233.4% – 303.49%	222.7% - 326.59%
Risk-free rate	4.9% - 5.1%	3.6% - 4.79%
Dividend rate	–	–
Years to maturity	0.0 – 0.76	0.41 - 1

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2023 and 2022, the Company paid Robert Bohorad, CEO, $0 and $18,000 for compensation, respectively. As of April 30, 2023, there is $71,000 of accrued compensation due to Mr. Bohorad.

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

NOTE 9 – COMMON STOCK

During the six months ended April 30, 2023, Quick Capital LLC, converted $85,709 and $5,388 of principal and interest, respectively, into 66,337,877 shares of common stock.

During the six months ended April 30, 2023, 1800 Diagonal Lending LLC, converted $44,250 and $2,655 of principal and interest, respectively, into 43,165,536 shares of common stock.

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

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. As of April 30, 2023, there are 5,000,000 shares of Series A preferred stock owned by the CEO.

As of April 30, 2023, the Company has preferred stock to be issued in the amount of $392,022. As of April 30, 2023, the preferred Series A can be converted at $0.004 per share, into 98,005,500 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown amount of preferred shares to be issued, cash has been repaid and the preferred shares are convertible at the option of the holder, the Company determined that mezzanine treatment appears appropriate. As such, the Company feels these securities should be classified as Mezzanine equity until they are fully issued.

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

Subsequent to April 30, 2023, Quick Capital LLC, converted $8,108 and $69 of principal and interest, respectively, into 18,020,890 shares of common stock.

 Subsequent to April 30, 2023, 1800 Diagonal Lending LLC converted $5,050 of principal into 10,019,841 shares of common stock.

 Subsequent to April 30, 2023, a third party advanced the Company $13,000, to pay for general operating expenses.

On June 20, 2023, the Company received a letter from 1800 Diagonal Lending LLC informing the Company that they are in default of the convertible note for $39,250, dated December 8, 2022. As a result of the default, demand for payment has been made for $59,250 ($35,250 x 1.5) plus accrued interest.

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

Results of Operations

The three months ended April 30, 2023 compared to the three months ended April 30, 2022

Revenue

We had no revenue for the three months ended April 30, 2023 and 2022.

General and administrative expenses

We had $50,517 of general and administrative expenses (“G&A”) for the three months ended April 30, 2023, compared to $30,862 for the three months April 30, 2022, an increase of $19,655 or 63.7%. The decrease is primarily due to a decrease in consulting and marketing expenses and decreases for other office expenses.

Officer Compensation

We incurred $60,000 and $15,000 of officer compensation for the three months ended April 30, 2023 and 2022, respectively. The Company is compensating Robert Bohorad, CEO, $5,000 per month. In the current period we also recognized $45,000 of non-cash stock compensation expense as officer compensation.

Professional fees

We incurred $26,152 of professional fees for the three months ended April 30, 2023, compared to $31,342 for the three months ended April 30, 2022, a decrease of $5,190 or 16.6%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease is primarily due to an approximate $6,700 and $4,950 decrease in accounting and legal fees, respectively, offset by an increase in audit fees.

Other income (expense)

For the three months ending April 30, 2023, we had total other expense of $66,729, compared to total other expense of $23,473 for the three months ended April 30, 2022. In the current period we incurred $97,890 of interest expense, which includes $52,383 of debt discount amortization. In connection with our convertible notes, we also recognized a $7,126 gain for the change in fair value of derivatives, a $40,201 gain on conversion of debt and a $16,166 loss for the issuance of convertible debt. For the three months ended April 30, 2022, we had $23,473 of interest expense which includes $2,287 of debt discount amortization.

Net loss

We incurred a net loss of $203,398 for the three months ended April 30, 2023, compared to $100,677 for the three months ended April 30, 2022.

The six months ended April 30, 2023 compared to the six months ended April 30, 2022

Revenue

We had no revenue for the six months ended April 30, 2023 and 2022.

General and administrative expenses

We had $65,481 of general and administrative expenses (“G&A”) for the six months ended April 30, 2023, compared to $68,486 for the six months April 30, 2022, a decrease of $3,005 or 4.4%.

Officer Compensation

We incurred $82,500 and $33,000 of officer compensation for the six months ended April 30, 2023 and 2022, respectively. The Company is compensating Robert Bohorad, CEO, $5,000 per month. In the current period we also recognized $52,500 of non-cash stock compensation expense as officer compensation.

Professional fees

We incurred $38,935 of professional fees for the six months ended April 30, 2023, compared to $75,145 for the six months ended April 30, 2022, a decrease of $36,210 or 48.2%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease is primarily due to an approximate $6,750 and $4,950 decrease in accounting and legal fees, respectively, and a $15,000 decrease for investor relation expense.

Other income (expense)

For the six months ending April 30, 2023, we had total other expense of $122,701, compared to total other expense of $43,831 for the six months ended April 30, 2022. In the current period we incurred $211,215 of interest expense, which includes $143,286 of debt discount amortization. In connection with our convertible notes, we also recognized a $72,250 gain for the change in fair value of derivatives, a $54,760 gain on conversion of debt and a $38,496 loss for the issuance of convertible debt. For the six months ended April 30, 2022, we had $44,005 of interest expense which includes $2,287 of debt discount amortization, and $174 of interest income.

Net loss

We incurred a net loss of $309,617 for the six months ended April 30, 2023, compared to $220,462 for the six months ended April 30, 2022.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the six months ended April 30, 2023, was $68,618 compared to $197,750 of cash used in operating activities for the six months ended April 30, 2022.

Cash Flows from Financing

For the six months ended April 30, 2023, we netted $64,000 from financing activities. We received $55,000 for the issuance of convertible promissory notes and $15,000 from other loans. We repaid $6,000 on a note payable. For the six months ended April 30, 2022, we used $66,131 in financing activities. We received $96,000 from proceeds from the sale of common stock and $73,500 from the issuance of convertible notes. We repaid $90,102 on our notes payable, $106,201 towards our LOC and $39,328 back to preferred stock to be issued.

Going Concern

As of April 30, 2023, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of April 30, 2023.

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

YUENGLING’S ICE CREAM CORPORATION

Date: August 14, 2023	By:	/s/ Robert C. Bohorad
Robert C. Bohorad
President and Chief Executive Officer

