Form 10-Q
period 2023-07-31
Yuenglings Ice Cream Corp
filed 2023-09-19
CIK 1624517

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of September 18, 2023, there were 262,488,710 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUENGLING’S ICE CREAM CORPORATION

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2023	October 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$943	$4,747
Accounts receivable	20	–
Inventory	–	56,212
Prepaid stock compensation	165,000	–
Other receivable – related party	5,500	5,500
Total Current Assets	171,463	66,459

Other Assets:
Property and equipment, net	–	30,300
Total Assets	$171,463	$96,759
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$198,049	$214,365
Accrued interest	126,815	49,447
Accrued compensation	86,000	41,000
Notes payable	159,796	119,121
Loans payable	589,092	595,092
Convertible note payable, net of $29,132 and $123,813 discount, respectively	30,624	14,255
Derivative liability	83,354	247,034
Line of credit	489,438	693,798
Total Current Liabilities	1,763,168	1,974,112

Total Liabilities	1,763,168	1,974,112

Commitments and contingencies	–	–

Mezzanine Equity:
Preferred stock to be issued	392,022	392,022
Total mezzanine equity	392,022	392,022

Stockholders' Deficit:
Preferred stock, Series A; par value $0.0001; 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 1,212,372,739 and 14,828,595 shares issued and outstanding, respectively	212,373	14,827
Additional paid in capital	2,393,977	1,747,423
Accumulated deficit	(4,590,577)	(4,032,125)
Total Stockholders' Deficit	(1,983,727)	(2,269,375)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$171,463	$96,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2023	2022	2023	2022
Revenue	$20	$–	$20	$–
Cost of revenue	56,211	–	56,211	–
Gross margin	(56,191)	–	(56,191)	–

Operating Expenses:
General and administrative expenses	48,356	11,334	113,837	79,820
Officer compensation	60,000	15,000	142,500	48,000
Professional fees	8,409	16,915	47,344	92,060
Total operating expenses	116,765	43,249	303,681	219,880

Loss from operations	(172,956)	(43,249)	(359,872)	(219,880)

Other income (expense):
Interest expense	(47,233)	(23,105)	(258,448)	(67,110)
Interest income	–	–	–	174
Change in fair value of derivative	2,314	–	74,564	–
Gain on conversion of debt	2,474	–	57,234	–
Loss on conversion of debt	(3,134)	–	(3,134)	–
Loss on issuance of convertible debt	–	–	(38,496)	–
Loss on impairment of property and equipment	(30,300)	–	(30,300)	–
Total other expense	(75,879)	(23,105)	(198,580)	(66,936)

Net loss	$(248,835)	$(66,354)	$(558,452)	$(286,816)

Basic, loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Basic and diluted weighted average shares	203,934,929	12,353,957	116,496,420	11,739,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2022 AND 2023

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid in	Common Stock To Be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance, October 31, 2021	10,234,537	$10,235	5,000,000	$500	$1,392,994	$165,000	$(3,550,773)	$(1,982,044)
Stock issued for cash	1,533,334	1,533	–	–	259,467	(165,000)	–	96,000
Net Loss	–	–	–	–	–	–	(119,785)	(119,785)
Balance, January 31, 2022	11,767,871	11,768	5,000,000	500	1,652,461	–	(3,670,558)	(2,005,829)
Net Loss	–	–	–	–	–	–	(100,677)	(100,677)
Balance, April 30, 2022	11,767,871	11,768	5,000,000	500	1,652,461	–	(3,771,235)	(2,106,506)
Stock issued for cash	1,760,000	1,760	–	–	89,760	–	–	91,520
Net Loss	–	–	–	–	–	–	(66,354)	(66,354)
Balance, July 31, 2022	13,527,871	$13,528	5,000,000	$500	$1,742,221	$–	$(3,837,589)	$(2,081,340)

	Common Stock		Series A Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance October 31, 2022	14,828,595	$14,827	5,000,000	$500	$1,747,423	$(4,032,125)	$(2,269,375)
Stock issued for conversion of debt	10,337,727	10,339	–	–	63,355	–	73,694
Stock issued for services	30,000,000	30,000	–	–	150,000	–	180,000
Stock issued for services – related party	30,000,000	30,000	–	–	150,000	–	180,000
Net Loss	–	–	–	–	–	(106,219)	(106,219)
Balance, January 31, 2023	85,166,322	85,166	5,000,000	500	2,110,778	(4,138,344)	(1,941,900)
Stock issued for conversion of debt	99,165,686	99,166	–	–	75,203	–	174,369
Contributed capital	–	–	–	–	204,360	–	204,360
Net Loss	–	–	–	–	–	(203,398)	(203,398)
Balance, April 30, 2023	184,332,008	184,332	5,000,000	500	2,390,341	(4,341,742)	(1,766,569)
Stock issued for conversion of debt	28,040,731	28,041	–	–	3,636	–	31,677
Net Loss	–	–	–	–	–	(248,835)	(248,835)
Balance, July 31, 2023	212,372,739	$212,373	5,000,000	$500	$2,393,977	$(4,590,577)	$(1,983,727)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	July 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(558,452)	$(286,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation – related party	97,500	–
Stock compensation	97,500	–
Debt discount amortization	159,487	5,718
Change in fair value of derivative	(74,564)	–
Loss on issuance of convertible debt	38,496	–
Loss on conversion of debt	3,134	–
Gain on conversion of debt	(57,234)	–
Loss on inventory impairment	56,211	–
Loss on impairment of property and equipment	30,300	–
Changes in assets and liabilities:
Other receivable – related party	–	(5,500)
Accounts receivable	(20)	–
Accounts payable	(16,317)	9,378
Accrued compensation – related party	45,000	28,000
Accrued liabilities	85,480	11,971
Net cash used in operating activities	(93,479)	(237,249)

Cash flows from investing activities:
Issuance of note receivable	–	(80,000)
Net cash used by investing activities	–	(80,000)

Cash flows from financing activities:
Net payments on the sale of preferred stock	–	(39,328)
Sale of common stock	–	187,520
Payment on LOC	–	(106,201)
Proceeds from convertible notes payable	55,000	73,500
Proceeds from notes payable	40,675	–
Payments on notes payable	(6,000)	(128,738)
Net cash provided (used) by financing activities	89,675	(13,247)

Net change in cash	(3,804)	(330,496)
Cash, beginning of period	4,747	350,905
Cash, end of period	$943	$20,409

Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activity:
Common stock issued for prepaid services	$360,000	$–
Common stock issued for conversion of debt	$151,230	$–
Collateral used to reduce LOC	$204,360	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

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

The Company has been a food brand development company with the intention to build and represent popular food concepts throughout the United States and international markets. Management is highly experienced at business integration and re-branding potential. With little territory available for the older brands, we intend to bring to our customers fresh innovative brands that have great potential. All of our brands will be unique in nature as we focus on niche markets that are still in need of development.

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

On August 29, 2023, the Company announced that is executed a binding letter of intent (“LOI”) with PickleJar Holdings, Inc (“PickleJar”), a Texas-based music and entertainment software company for a proposed business combination (the “Business Combination”).  The entity resulting from the Proposed Transaction will continue to carry on the business of PickleJar as a content-driven media network and live entertainment technology services provider, unifying every touchpoint of the fan experience for emerging artists, mid-sized venues, and global brands. The initial term of the LOI runs through September 30, 2023, allowing for the parties to complete their due diligence requirement, with the intent of entering into a definitive agreement prior to September 30, 2023.

In 2022, the Company developed a reorganization plan to explore taking the ice cream business private to better allow the brand to advance. Upon the signing of the PickleJar definitive agreement, the Company has agreed to assign the ice cream assets to Mid Penn Bank in return for the cancellation of the bank debt. The Company also will cease its Aureus Micro Markets operations at the time the PickleJar definitive agreement is signed.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of July 31, 2023 and 2022, there are 424,809,196 and 27,059,801 potentially dilutive shares, respectively, if the Preferred A were to be, converted. As of July 31, 2023, there are also approximately 100,757,000 and 174,444,000 potentially dilutive shares of common stock for convertible notes payable. As of July 31, 2023 and 2022, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of July 31, 2023:

Description	Level 1	Level 2	Level 3	Total Gains
Derivative	$–	$–	$83,354	$74,564
Total	$–	$–	$83,354	$74,564

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $4,590,577, had a net loss of $558,452, and net cash used in operating activities of $93,479 for the nine months ended July 31, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – INVENTORY

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has expired or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. During the current period we recognized $56,190 for impairment of inventory.

NOTE 5 - PROPERTY & EQUIPMENT

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	July 31, 2023	October 31, 2022
Property and equipment	$–	$30,300
Less: accumulated depreciation	–	–
Property and equipment, net	$–	$30,300

Property and equipment consisted of shelving and racks purchased for the Aureus Micro Markets business, which has been put on hold. Since the Company has yet to place the fixed assets into service management determined that they should be fully impaired. The Company recognized impairment expense of $30,300 for the nine months ended July 31, 2023.

NOTE 6 – NOTES PAYABLE

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of July 31, 2023, accrued interest amounted to $14,651.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of July 31, 2023, accrued interest amounted to $11,671.

On March 27, 2017, the Company issued Craigstone Ltd. A promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of July 31, 2023, accrued interest amounted to $7,794.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of July 31, 2023, accrued interest amounted to $2,738.

On July 28, 2017, we issued Backenald Trading Ltd. A promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of July 31, 2023, accrued interest amounted to $11,508.

On January 24, 2020, the company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of July 31, 2023, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of July 31, 2023, the balance due on this note for principal and interest is $5,000 and $4,975, respectively. This note is in default.

As of July 31, 2023, the Company was also indebted to another third party for a total of $24,656. This note is non-interest bearing and currently past due and in default.

On June 1, 2023, the company issued a third party a promissory note in the principal amount of $40,675, bearing interest at the rate of 5% per annum, and maturing on June 1, 2024.

NOTE 7 – LOANS PAYABLE

The Company has an SBA loan with monthly payments that matures on March 13, 2026. The balance due on this loan as of July 31, 2023 and October 31, 2022, is $589,092 and $595,092, respectively. As of July 31, 2023, the interest rate on this loan has increased to 10.25% from its original 5.25%.

The Company has a line of credit requiring monthly payments. On December 24, 2021, $106,201 from a CD was applied to the Line of Credit balance. On April 5, 2023, a property pledged as collateral by David Yuengling was taken over by Mid Penn Bank. The property’s appraised value of $204,360 was applied to the principal of the Line of Credit and credited to paid in capital. The balance due on this loan as of July 31, 2023 and October 31, 2022, is $539,675 (includes $50,236 of accrued interest) and $693,799, respectively. As of July 31, 2023, the interest rate on this loan has increased to 9.5% from its original 4.25%.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On March 2, 2022, the Company issued a convertible promissory note to Quick Capital, LLC in the amount of $87,222. The company received $73,500, after a 10% OID and transaction and legal costs. The note bears interest at 12% and matures in one year. The difference of $13,722 was recorded as a debt discount. The note is convertible into shares of common stock at $0.0005 per share. On October 21, 2022, the total principal and accrued interest of $93,818, was exchanged for a new convertible note. The new note bears interest at 12% and matures on March 21, 2023. The note is convertible into shares of common stock at 65% of the lowest trade price during the ten days prior to the date of conversion. During the nine months ended July 31, 2023, Quick Capital converted $93,818 and $5,457 of principal and interest, respectively, into 84,358,767 shares of common stock.

On September 7, 2022, the Company issued a convertible promissory note to 1800 Diagonal Lending LLC in the amount of $44,250. The company received $40,000, after $4,250 of OID and transaction and legal costs. The note bears interest at 12% and matures in one year. The difference of $4,250 was recorded as a debt discount. The note is convertible into shares of common stock at 63% of the average of the two lowest trades during the fifteen days prior to the date of conversion. During the nine months ended July 31, 2023, 1800 Diagonal converted $44,250 and $2,655 of principal and interest, respectively, into 43,165,536 shares of common stock.

On December 8, 2022, the Company issued a Convertible Promissory Note to 1800 Diagonal Lending LLC in the amount of $39,250. The Company received $35,000 with $4,250 retained for fees. The difference of $4,250 was recorded as a debt discount. The Note bears interest at 12% and matures in one year. The note is convertible into shares of common stock at 63% of the average of the two lowest trades during the fifteen days prior to the date of conversion. During the nine months ended July 31, 2023, 1800 Diagonal converted $5,050 of principal, into 10,019,841 shares of common stock.

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

The following table summarizes the convertible notes outstanding as of July 31, 2023:

Note Holder	Date	Maturity Date	Interest	Balance October 31, 2022	Additions	Conversions	Balance July 31, 2023
Quick Capital, LLC	10/21/2022	3/21/2023	12%	$93,818	$–	$(93,818)	$–
1800 Diagonal Lending LLC	9/7/2022	9/7/2023	12%	44,250	–	(44,250)	–
1800 Diagonal Lending LLC	12/8/2022	12/8/2023	12%	–	39,250	(5,050)	34,200
Quick Capital, LLC	2/3/2023	2/3/2024	12%	–	25,556	–	25,556
Total				$138,068	$64,806	$(143,118)	$59,756
Less Debt Discount				(123,813)			(29,132)
				$14,255			$30,624

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at October 31, 2021	$–
Increase to derivative due to new issuances	320,704
Decrease to derivative due to repayments	–
Derivative gain due to mark to market adjustment	(73,670)
Balance at October 31, 2022	247,034
Increase to derivative due to new issuances	93,496
Decrease to derivative due to conversions	(182,612)
Derivative gain due to mark to market adjustment	(74,564)
Balance at July 31, 2023	$83,354

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of July 31, 2023 is as follows:

Inputs	July 31 2023	Initial Valuation
Stock price	$0.0012	$0.01 - 0.038
Conversion price	$0.0006 – 0.0007	$0.0025 - 0.0069
Volatility (annual)	230.13% – 240.75%	222.7% - 326.59%
Risk-free rate	5.53%	3.6% - 4.79%
Dividend rate	–	–
Years to maturity	0.36 – 0.51	0.41 - 1

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2023 and 2022, the Company paid Robert Bohorad, CEO, $0 and $18,000 for compensation, respectively. As of July 31, 2023, there is $86,000 of accrued compensation due to Mr. Bohorad.

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

NOTE 10 – COMMON STOCK

During the nine months ended July 31, 2023, Quick Capital LLC converted $93,818 and $5,152 of principal and interest, respectively, into 84,358,767 shares of common stock.

During the nine months ended July 31 2023, 1800 Diagonal Lending LLC, converted $49,300 and $2,655 of principal and interest, respectively, into 53,185,377 shares of common stock.

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

NOTE 11 – PREFERRED STOCK

Series A Preferred

The Company has designated Ten Million (10,000,000) shares of Preferred Stock the Series A Convertible Preferred Stock with a par and stated value of $0.0001 per share. The holders of the Series A Convertible Preferred Stock are not entitled to receive any dividends.

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

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. As of July 31, 2023, there are 5,000,000 shares of Series A preferred stock owned by the CEO.

On May 1, 2023, The Company entered into a Series A Preferred Stock Purchase Agreement with Device Corp., of up to $250,000. The Series A Preferred Stock is Convertible into shares of common stock at a 50% discount to the lowest close price of the common stock for the prior thirty trading days.

As of July 31, 2023, the Company has preferred stock to be issued in the amount of $392,022. As of July 31, 2023, the preferred Series A can be converted at $0.0004 per share, into 980,055,000 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown amount of preferred shares to be issued, cash has been repaid and the preferred shares are convertible at the option of the holder, the Company determined that mezzanine treatment appears appropriate. As such, the Company feels these securities should be classified as Mezzanine equity until they are fully issued.

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

Upon the signing of the PickleJar Definitive Agreement, the Company has agreed to assign the ice cream assets to Mid Penn Bank in return for the cancellation of the bank debt. The Company also will cease its Aureus Micro Markets operations at the time the PickleJar definitive agreement is signed

On September 15, 2023, Robert C. Bohorad and Charles Green returned a combined 60 million restricted common shares to the Company. These shares were originally issued on January 14, 2023.

On August 23, 2023, the Company entered into a binding Letter of Intent (LOI) with Pickle Jar Holdings Inc. The initial term of the LOI runs through September 30, 2023, allowing for the parties to complete their due diligence requirement, with the intent of entering into a definitive agreement prior to September 30, 2023.

Subsequent to July 31, 2023, Quick Capital LLC, converted $9,565 and $1,700 of principal and interest, respectively, into 36,443,955 shares of common stock.

On September 1, 2023, Quick Capital LLC accepted a payment of $22,000 settling the February 3, 2023, Convertible Promissory Note in full. The funds for the payment to Quick Capital were advanced to the Company by Pickle Jar Holdings Inc.

Subsequent to July 31, 2023, 1800 Diagonal Lending LLC converted $31,340 of principal into 73,672,016 shares of common stock.

On August 25, 2023, the Company Amended its Articles of Incorporation, to designate 5,000,000 of the Authorized preferred stock, par value $0.0001, as Series B Preferred Stock (“Series B”). The Series B is convertible into shares of common stock at the average price of the previous five trading days.

On August 25, 2023, the Company and Device Corp amended the January 18, 2019, and the May 1, 2023 Series A Preferred Stock Purchase Agreements, so that any purchased Series A preferred stock is now Series B preferred stock.

On August 25, 2023, Everett Dickson, Chairman of the Board, agreed to return 4,525,000 shares of Series A preferred Stock to the Company. The shares will be retired by the Company.

On September 1, 2023, 1800 Diagonal Lending LLC accepted a payment of $13,500, settling the December 13, 2022, Convertible Promissory Note in full, including a $10,640 default penalty. The funds for the payment to 1800 Diagonal were advanced to the Company by Mr. Dickson.

Subsequent to July 31, 2023, a third party forgave $5,000 and $6,131 of principal and interest, that was due to the Company.

Subsequent to July 31, 2023, the Company was able to extinguish approximately $99,120 and $48,360 of time barred debt.

On September 12, 2023, The Company amended its Articles of Incorporation, to change the par value of the Preferred stock form $0.001 to $0.0001.

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

Results of Operations

The three months ended July 31, 2023 compared to the three months ended July 31, 2022

Revenue

For the three months ended July 31, 2023 and 2022, we had revenue of $20 and $0, respectively.

Cost of Revenue

For the three months ended July 31, 2023 and 2022, cost of revenue was $56,211 and $0. In the current period we recognized $56,190 for impairment of inventory.

Officer Compensation

We incurred $60,000 and $15,000 of officer compensation for the three months ended July 31, 2023 and 2022, respectively. The Company is compensating Robert Bohorad, CEO, $5,000 per month. In the current period we also recognized $45,000 of non-cash stock compensation expense as officer compensation.

General and administrative expenses

We had $48,356 of general and administrative expenses (“G&A”) for the three months ended July 31, 2023, compared to $11,334 for the three months July 31, 2022, an increase of $37,022 or 326.6%. The increase is primarily due to the amortization of $45,000 of non-cash stock compensation expense, offset with decreases in other G&A expenses.

Professional fees

We incurred $8,409 of professional fees for the three months ended July 31, 2023, compared to $16,915 for the three months ended July 31, 2022, a decrease of $8,506 or 50.3%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease is primarily due to an approximate $1,500 and $9,675 decrease in accounting and legal fees, respectively, offset by a small increase in audit fees.

Other income (expense)

For the three months ending July 31, 2023, we had total other expense of $75,879, compared to total other expense of $23,105 for the three months ended July 31, 2022. In the current period we incurred $47,233 of interest expense, which includes $16,201 of debt discount amortization and recognized a loss of $30,300 for the impairment of property and equipment not being used. In connection with our convertible notes, we also recognized a $2,314 gain for the change in fair value of derivatives, a $2,474 gain on conversion of debt, and a $3,134 loss on conversion of debt. For the three months ended July 31, 2022, we had $23,105 of interest expense which includes $3,431 of debt discount amortization.

Net loss

We incurred a net loss of $248,835 for the three months ended July 31 2023, compared to $66,354 for the three months ended July 31, 2022. Our increase in net loss is primarily due to the $90,000 of non-cash stock compensation and the inventory impairment.

The nine months ended July 31, 2023 compared to the nine months ended July 31, 2022

Revenue

For the nine months ended July 31, 2023 and 2022, we had revenue of $20 and $0, respectively.

Cost of Revenue

For the nine months ended July 31, 2023 and 2022, cost of revenue was $56,211 and $0. In the current period we recognized $56,190 for impairment of inventory.

General and administrative expenses

We had $113,837 of G&A expenses for the nine months ended July 31, 2023, compared to $79,820 for the nine months July 31, 2022, an increase of $34,017 or 42.6%. The increase is primarily due to an increase of consulting expense of $63,900, offset with decreases in other G&A expenses.

Officer Compensation

We incurred $142,500 and $48,000 of officer compensation for the nine months ended July 31, 2023 and 2022, respectively. The Company is compensating Robert Bohorad, CEO, $5,000 per month. In the current period we also recognized $97,500 of non-cash stock compensation expense as officer compensation.

Professional fees

We incurred $47,344 of professional fees for the nine months ended July 31, 2023, compared to $92,060 for the nine months ended July 31, 2022, a decrease of $44,716 or 48.6%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease is primarily due to an approximate $6,250 and $14,625 decrease in accounting and legal fees, respectively, and a $16,000 decrease for investor relation expense.

Other income (expense)

For the nine months ending July 31, 2023, we had total other expense of $168,280, compared to total other expense of $66,936 for the nine months ended July 31, 2022. In the current period we incurred $258,448 of interest expense, which includes $159,487 of debt discount amortization and recognized a loss of $30,300 for the impairment of property and equipment not being used. In connection with our convertible notes, we also recognized a $74,564 gain for the change in fair value of derivatives, a $57,234 gain on conversion of debt, a $3,134 gain on conversion of debt and a $38,496 loss for the issuance of convertible debt. For the nine months ended July 31, 2022, we had $67,110 of interest expense which includes $5,718 of debt discount amortization, and $174 of interest income.

Net loss

We incurred a net loss of $558,452 for the nine months ended July 31, 2023, compared to $286,816 for the nine months ended July 31, 2022. Our increase in net loss is primarily due to the $195,000 of non-cash stock compensation and the inventory impairment.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended July 31, 2023, was $93,479 compared to $237,249 of cash used in operating activities for the nine months ended July 31, 2022.

Cash Flows from Financing

For the nine months ended July 31, 2023, we netted $89,675 from financing activities. We received $55,000 for the issuance of convertible promissory notes and $40,675 from other loans. We repaid $6,000 on a note payable. For the nine months ended July 31, 2022, we used $13,247 in financing activities. We received $187,520 from proceeds from the sale of common stock and $73,500 from the issuance of convertible notes. We repaid $128,738 on our notes payable, $106,201 towards our LOC and $39,328 back to preferred stock to be issued.

Going Concern

As of July 31 2023, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of July 31, 2023.

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

YUENGLING’S ICE CREAM CORPORATION

Date: September 19, 2023	By:	/s/ Robert C. Bohorad
Robert C. Bohorad
President and Chief Executive Officer

