Form 10-K
period 2023-10-31
Yuenglings Ice Cream Corp
filed 2024-02-15
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended OCTOBER 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $756,108

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of February 15, 2024 there, were 349,488,710 shares of common stock outstanding.

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

In November, 2023, after the close of the 2023 fiscal year, YCRM completed its acquisition of ReachOut Technology (“ReachOut”). ReachOut is a Managed Service Provider (MSP) that provides cybersecurity and IT services to Small to Medium Sized Businesses (SMBs). Management is highly experiences with business operation as well as acquisition and integration. After the closing of the ReachOut transaction, the Company agreed to assign the ice cream assets to Mid Penn Bank in return for the cancellation of the bank debt. The Company also ceased its Aureus Micro Markets operations at the time the ReachOut agreement was signed.

Our Website

The Company’s primary web site is: www.reachoutit.com

Business Objectives

ReachOut is on a relentless pursuit to revolutionize the Cybersecurity & IT Service Provider landscape for SMBs, with the goal of creating the first nationwide brand in its sector. The company is leveling the playing field, ensuring that businesses, regardless of size or location, have access to top-tier security solutions.

Business Overview

Founded in 2010 by Rick Jordan to fill a critical gap in the IT services market, ReachOut is evolving into a formidable nationwide cybersecurity entity. We are not your typical MSP. We are a transformative force in cybersecurity and IT services, dedicated to serving SMBs with unparalleled excellence. Our innovative approach and resolute commitment to superior solutions have established us as industry trailblazers, redefining standards and crafting extraordinary client experiences. At ReachOut, our partners are more than just clients; they are integral members of a movement that is reshaping the future of cybersecurity.

Our mission at ReachOut is succinct yet profound: ‘Cybersecurity for All.’ Committed to revolutionizing the Cybersecurity & IT Service Provider landscape for SMBs, we are on a relentless pursuit to establish the first nationwide brand in our sector. This commitment is deeply rooted in our ethos, as envisioned by our founder, Rick Jordan. We recognize that many IT firms fall short in adequately protecting SMBs, leaving them vulnerable. At ReachOut, we are dedicated to leveling the playing field, ensuring that businesses of all sizes and locations have access to top-tier security solutions

Operating Strategy

ReachOut is the first independently public Managed Service Provider (MSP) following our reverse merger with Yuengling’s Ice Cream Corp. Our journey, driven by a commitment to transforming cybersecurity and IT services for Small to Medium Sized Businesses (SMBs), has positioned us as a leader in innovation and reliability in the technology sector.

The essence of our brand, ‘ReachOut’ embodies our mission to democratize advanced IT solutions for businesses traditionally limited by resources. We’ve become a trusted ally for SMBs, bridging the gap in reliable IT support. As we enter the public domain, our dedication to empowering organizations with cutting-edge cybersecurity and IT solutions remains steadfast.

We are at the cusp of a cybersecurity revolution, one where the integration of cybersecurity, cloud computing, and IT services is not just a necessity but a critical component of business success across various industries. The opportunities for ReachOut in this evolving landscape are substantial and multifaceted.

●	Market Expansion: Our primary opportunity lies in expanding our customer base. The demand for sophisticated IT and cybersecurity solutions at a small-business price point is growing exponentially, not just in the United States but globally. This expansion is not limited to geographical boundaries but extends to various sectors that are increasingly reliant on robust IT infrastructure.

●	Strategic Acquisitions: In line with our growth strategy, we see significant opportunities in the acquisition of MSP firms and cybersecurity assets. These acquisitions are carefully selected to fuel our exponential growth, expand our service capabilities, and enhance our market position. Each acquisition is a step towards increasing our market share and solidifying our presence in the cybersecurity and IT services industry as a nationwide brand.

●	Tapping into New Market Segments: We are strategically targeting expansion into new market segments, including the education sector, and companies requiring compliance with U.S. state and federal government regulations. These segments represent untapped potential and align perfectly with our expertise and service offerings.

●	Leveraging the ARR Model: Our robust Annual Recurring Revenue model, driven by subscription-based services, positions us uniquely in the market. This model not only ensures stable and predictable cash flows but also aligns with our strategy of providing continuous value to our clients through ongoing service and support.

OUR FOUNDATION

We’ve brought together a powerful team to execute on our vision, and we’re just getting started. ReachOut already has a strong and visible media presence through our CEO, and professional competency in its team to match.

●	Rick Jordan, Founder & CEO. Jordan (rickjordan.tv) stands as a paragon of resilience and visionary leadership in the cybersecurity and entrepreneurial world, with over 20 years of tech experience. His journey from the first Geek Squad agent in Chicago to growing ReachOut to its status as a publicly traded industry leader epitomizes the American dream, driven by his unwavering perseverance and a ‘never-quit’ attitude. Jordan’s strategic foresight has not only shaped the company’s path but also positioned it as a disruptor in the cybersecurity space.

Nationally recognized in business and cybersecurity, Jordan is a frequent presence on global networks like Bloomberg, NewsNation, Newsmax, and CBS, offering expert insights that have even been sought after in the White House. His deep involvement and motivational leadership style are evident in his weekly “CEO Talk,” inspiring the company’s culture and aligning the team with its vision. Additionally, Jordan’s influence extends beyond corporate walls through his podcast, “ALL IN with Rick Jordan,” which ranks in the top 2.5% globally and resonates with audiences in over 70 countries.

●	Kevin Harrington, Board of Directors. Harrington (kevinharrington.tv), a globally recognized entrepreneur and direct marketing pioneer, brings his extensive expertise to ReachOut as a key member of the Board of Directors. His tenure at the company is characterized by strategic guidance and visionary leadership, drawing from over four decades of entrepreneurial and investment experience. Known for his role as an original “Shark” on ABC’s “Shark Tank,” Harrington has earned acclaim for his sharp investment insights and his commitment to nurturing promising business ventures, solidifying his reputation as a savvy investor and passionate advocate for entrepreneurship.

Harrington’s entrepreneurial journey, marked by the creation of the infomercial, revolutionized television marketing and opened new avenues for entrepreneurs and startups to reach global audiences. His career is distinguished by the launch of over 20 businesses, each surpassing $100 million in revenue, showcasing his remarkable ability to identify and capitalize on market opportunities. As an author, Harrington shares his wealth of knowledge and experience, offering inspiration to both aspiring and established entrepreneurs. At ReachOut, he plays a crucial role in steering the company’s strategic direction, especially in technology and cybersecurity, helping to drive innovation and maintain the company’s leading position in the industry. Harrington’s involvement is not only a testament to his illustrious career but also signifies his commitment to propelling ReachOut to new heights of innovation and market leadership.

●	Kingsley Charles, Board of Directors. Charles brings a wealth of experience from over fifteen years in business and financial consultancy, having worked with both private firms and within a Fortune 500 company. His diverse background gives him a unique perspective on both entrepreneurial ventures and large-scale corporate operations. Charles has been instrumental in scaling revenues for numerous startups and operating companies, demonstrating his expertise in driving financial growth and strategic development.

In his role at ReachOut Technology, Charles plays a key role in guiding the company through complex financial landscapes. His collaborative work with professionals like tax experts, CPAs, and attorneys has honed his ability to offer comprehensive, strategic financial advice. Under his leadership, his team has built a strong network of legal and financial partners, enhancing ReachOut’s capacity for comprehensive financial and strategic management. Charles’s strategic vision and ‘eyes-wide-open’ approach are invaluable in steering ReachOut Technology towards financial stability and market adaptability.

●	Ryan Luering, Vice President of Operations. Luering’s decade-long journey at ReachOut has been marked by significant growth and leadership. He has played a crucial role in enhancing operational efficiency, particularly through strategic management of a multi-location operations team and the innovative use of automation, which has optimized workflows and balanced growth with resource management. Luering’s introduction of the ‘Client Rhythm Process’ has revolutionized client engagement and IT issue resolution, significantly boosting client satisfaction and reinforcing ReachOut’s reputation for reliability and proactive service. His visionary leadership has been pivotal in evolving ReachOut from a modest MSP to a multimillion-dollar industry leader.

●	Ashley Kedra, Vice President of M&A. Kedra, with her background in speech sciences, psychology, and business brings a unique mix of analytical and communication skills to ReachOut. She has been instrumental in the company’s strategic growth, successfully managing significant acquisitions in New Jersey, Arizona, and Texas, thereby expanding ReachOut’s services and client base. Her oversight in integrating these acquisitions aligns them with ReachOut’s core values and goals, enhancing their financial and operational impact.

Since joining the MSP sector in 2017, Kedra has rapidly grown her industry expertise, contributing significantly to ReachOut’s expansion. Her approach to M&A focuses on creating long-term value and driving growth through strategic acquisitions. A notable career achievement includes leading a SaaS company’s business development, boosting its revenue from $2M to over $100M, demonstrating her exceptional ability to enhance business performance and market value.

●	The Service Delivery Team has a vast depth of industry knowledge and experience in IT & Cybersecurity software and infrastructure. There are decades of combined experience and certifications in major cybersecurity tools and software.

OUR PRODUCTS

These key offerings highlight ReachOut’s commitment to providing innovative, comprehensive, and tailored IT and cybersecurity solutions to its clients.

●	Cybersecurity Solutions: ReachOut offers comprehensive cybersecurity services, including advanced threat detection, 24/7 monitoring, and incident response. These services are designed to protect businesses from evolving cyber threats and ensure compliance with industry standards like Health Insurance Portability and Accountability Act (HIPAA) and Cybersecurity Maturity Model Certification (CMMC) when needed.

●	Managed IT Services: The company provides full-spectrum managed IT services, encompassing IT support, infrastructure management, and cloud services. These services are tailored to enhance operational efficiency and ensure seamless IT operations for SMBs.

●	Cloud Computing, Remote Workforce, and Infrastructure: ReachOut specializes in cloud computing solutions and infrastructure design, offering services such as cloud migration, management, and structured cabling. These services enable businesses to leverage the scalability and flexibility of cloud technology for their growth and digital transformation.

●	Compliance and Regulatory Advisory: The company offers specialized services to assist businesses in meeting various regulatory and compliance requirements. This includes compliance audits, policy development, and advisory services tailored to specific government and education security compliance standards like NIST SP 800-171 and CIPA.

Employees

The company currently has approximately 60 full-time employees, including officers and directors. Our employees are not represented by any labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. PROPERTIES

ReachOut’s principal executive office is 8910 W. 192nd Street N, Mokena, IL 60448. Our primary phone number is (312-288-8000)

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the Over-the-Counter (OTC) Markets Pink Current Information under the symbol “YCRM.”

The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during fiscal year 2023 and 2022, as reported, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2023, Quarter Ended:	High	Low
January 31, 2023	$0.01755	$0.00385
April 30, 2023	$0.0088	$0.00081
July 31, 2023	$0.0017	$0.0006
October 31, 2023	$0.0169	$0.0006

Fiscal Year 2022, Quarter Ended:	High	Low
January 31, 2022	$0.13499	$0.11999
April 30, 2022	$0.08999	$0.08099
July 31, 2022	$0.07499	$0.05999
October 31, 2022	$0.01000	$0.01000

(a) Holders

At September 12, 2023 there were approximately 1,386 active holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name.

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

(c) Securities authorized for issuance under equity compensation plans

None

Recent Issuances of Unregistered Securities

During the year ended October 31, 2023, the Company sold 0 shares of common stock, for total cash proceeds of $0.

On August 10, 2023, Device Corp converted $8,000 of the amount due in Series A preferred stock to 20,000,000 (based on stock price of $0.0004) shares of common stock.

On September 21, 2023, Device Corp converted $7,000 of the amount due in Series A preferred stock to 20,000,000 (bases on stock price of $0.00035) shares of common stock

On October 16, 2023, the 20,000,000 shares from September 21, 2023 were cancelled and returned to the company

On November 6, 2023, Device converted $27,000 of the amount due in Series A preferred stock to 30,000,000 (based on stock price of $0.0009) shares of common stock. These shares are still being held at the transfer agent.

During Q1 2023, Quick Capital LLC, converted $33,830 of principal and $4,034 of interest, respectively, into 10,337,727 shares of common stock.

During Q2 2023, Quick Capital LLC, converted $50,483 of principal and $1,212 of interest, respectively, into 56,000,149 shares of common stock.

During Q3 2023, Quick Capital LLC, converted $8,108 of principal and $69.19 of interest, respectively, into 18,020,890 shares of common stock.

During Q4 2023, Quick Capital LLC, converted $56,565 of principal and $1,700 of interest, respectively, into 36,443,955 shares of common stock.

During 2023, Quick Capital LLC, converted $101,987 of principal and $7,014 of interest, respectively, into 120,802,721 shares of common stock.

During Q1 2023, 1800 Diagonal Lending, converted $0 of principal and $0 of interest, respectively, into 0 shares of common stock.

During Q2 2023, 1800 Diagonal Lending, converted $44,250 of principal and $2,655 of interest, respectively, into 43,165,536 shares of common stock.

During Q3 2023, 1800 Diagonal Lending, converted $5,050 of principal and $0 of interest, respectively, into 10,019,841 shares of common stock.

During Q4 2023, 1800 Diagonal Lending, converted $37,800 of principal and $0 of interest, respectively, into 90,672,016 shares of common stock.

During 2023, 1800 Diagonal Lending, converted $87,100 of principal and $2,655 of interest, respectively, into 143,857,393 shares of common stock.

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended October 31, 2023, compared to the Year Ended October 31, 2022

Revenue

We had $20 in revenue for the year ended October 31, 2023, compared to $0 for the year ended October 31, 2022. This is a very small increase in revenue and the overall lack of sales is due to a loss in retail food service customers. As the Company reorganized, it sold through its remaining inventory and did not produce additional product while it worked on plans to relaunch the Yuengling’s Ice Cream brand.

Cost of Goods Sold

We incurred $56,211 in costs of goods sold for the year ended October 31, 2023, compared to $0 for the year ended October 31, 2022. In the current period we had a large write down of our inventory due to expired or goods sold below cost.

General and administrative expenses

We had $23,200 of general and administrative expenses (“G&A”) for the year ended October 31, 2023, compared to $89,687 for the year ended October 31, 2022, a decrease of $66,487 or 74.13%

Bad debt expense

We had $0 in bad debt expense during the year ended October 31, 2023 compared to $80,000 of bad debt expense written off in the year ended October 31, 2022.

Officer compensation

We had $7,000 in officer compensation for the year ended October 31, 2023 compared to $63,000 of officer compensation for the year ended October 31, 2022. During this period, we compensated Mr. Bohorad, CEO, $5,000 per month. The remaining $53,000 in accrued compensation was forgiven by Mr. Bohorad during the year ended October 31, 2023.

Professional fees

We incurred $79,522 of professional fees for the year ended October 31, 2023, compared to $107,583 for the year ended October 31, 2022, a decrease of $28,061 or 26.08%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease is due to a decrease in investor relation expenses and other professional fees.

Other income (expense)

For the year ended October 31, 2023, we had total other expense of $258,118, compared to total other expenses of $141,082 for the year ended October 31, 2022. In the current period we incurred $336,465 of interest expense, a gain of $60,833 for the change in the fair value of derivatives, a $38,477 loss on issuance of convertible notes, a loss on the write-off of $30,300 fixed asset, a $7,608 gain on debt conversion, and a gain on forgiveness of debt of $78,683.

In the prior period we incurred $108,677 of interest expense, which included $27,978 of debt discount amortization, earned $174 of interest income and recognized a gain on forgiveness of debt of $80,637. We also incurred a gain of $73,670 for the change in the fair value of derivatives and an 186,886 loss on issuance of convertible notes.

Net loss

We incurred a net loss of $424,031 for the year ended October 31, 2023, compared to a net loss of $481,352 for the year ended October 31, 2022. Our net loss decreased due to reasons discussed above.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the year ended October 31, 2023 was $120,832 compared to $268,238 of cash used in operating activities for the year ended October 31, 2022.

Cash Flows from Investing

We used $0 for investing activities for the year ended October 31, 2023, compared to $80,000 for investing activities for the year ended October 31, 2022, which was paid to Revolution Desserts (Note 5).

Cash Flows from Financing

For the year ended October 31, 2023, we netted $116,085 from financing activities. We received $85,175 from proceeds from notes payable and $55,000 from proceeds from convertible notes payable. We repaid $35,500 on convertible debt and $6,000 on payments on notes payable. We received $17,410 on proceeds from related party loans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YUENGLING’S ICE CREAM CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Yuengling’s Ice Cream Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yuengling’s Ice Cream Corp. and Subsidiary (“the Company”) as of October 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended October 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2019.

Spokane, Washington

February 15, 2024

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31, 2023	October 31, 2022
ASSETS
Current Assets:
Cash	$-	$4,747
Accounts receivable	20	-
Inventory	-	56,212
Other receivable – related party	-	5,500
Total Current Assets	20	66,459

Other Assets:
Property and equipment, net	-	30,300
Total Assets	$20	$96,759

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$217,192	$214,365
Accrued interest	144,759	49,447
Accrued compensation	15,000	41,000
Notes payable, related parties	17,410	-
Notes payable	184,296	119,121
Loans payable	589,092	595,092
Convertible note payable, net of $0 and $123,813 discount, respectively	-	14,255
Derivative liability	-	247,034
Line of credit	489,439	693,798
Total Current Liabilities	1,657,188	1,974,112

Total Liabilities	1,657,188	1,974,112

Commitments and contingencies	-	-

Temporary Equity:
Preferred stock to be issued	357,022	392,022
Total temporary equity	357,022	392,022

Stockholders’ Deficit:
Preferred stock, Series A; par value $0.0001; 10,000,000 shares authorized, 475,000 and 5,000,000 shares issued and outstanding, respectively	48	500
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 332,488,710 and 14,828,595 shares issued and outstanding, respectively	332,489	14,827
Additional paid in capital	2,109,429	1,747,423
Accumulated deficit	(4,456,156)	(4,032,125)
Total Stockholders’ Deficit	(2,014,190)	(2,269,375)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$20	$96,759

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended October 31,
	2023	2022
Revenue	$20	$-
Cost of goods sold	56,211	-
Gross margin	(56,191)	-

Operating Expenses:
General and administrative expenses	23,200	89,687
Bad debt expense	-	80,000
Officer compensation	7,000	63,000
Professional fees	79,522	107,583
Total operating expenses	109,722	340,270

Loss from operations	(165,913)	(340,270)

Other income (expense):
Interest expense	(336,465)	(108,677)
Interest income	-	174
Change in fair value of derivative	60,833	73,670
Loss on issuance of convertible notes	(38,477)	(186,886)
Loss on impairment of fixed asset	(30,300)	-
Gain on debt conversion	7,608	-
Gain on extinguishment of debt	78,683	80,637
Total other expense	(258,118)	(141,082)

Loss before provision for income tax	(424,031)	(481,352)
Provision for income tax	-	-
Net loss	$(424,031)	$(481,352)

Basic loss per share	$(0.00)	$(0.04)
Diluted loss per share	$(0.00)	$(0.04)

Basic weighted average shares	161,178,454	12,827,048
Diluted weighted average shares	161,178,454	12,827,048

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED OCTOBER 31, 2023 AND 2022

Year ended October 31, 2023

	Common Stock			Series A Preferred Stock		Additional Paid in		Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Capital		Deficit	Deficit
Balance October 31, 2022	14,828,595	$14,827	500	5,000,000	$500	$1,747,423	-	$(4,032,125)	$(2,269,375)

Surrender and cancellation of Series A Preferred Stock	-	-		(4,525,000)	(452)	452		-	-

Stock issued for conversion of debt	264,660,115	264,662		-	-	142,194		-	406,856

Stock issued for conversion of temporary equity	50,000,000	50,000		-	-	(15,000)		-	35,000

Stock to be issued for services	3,000,000	3,000		-	-	30,000		-	33,000

Capital deemed as contributed						204,360			204,360

Net Loss	-	-	-	-	-	-	-	(424,031)	(424,031)

Balance, October 31, 2023	332,488,710	$332,489	-	475,000	$48	$2,109,430	-	$(4,456,156)	$(2,014,190)

The year ended October 31, 2022

	Common Stock		Preferred Stock		Additional Paid in	Common Stock To Be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance, October 31, 2021	10,235,262	$10,235	5,000,000	$500	$1,392,994	$165,000	$(3,550,773)	$(1,982,044)

Stock issued for cash	3,293,333	3,292	-	-	349,229	(165,000)	-	187,521

Stock issued for conversion of preferred	1,300,000	1,300	-	-	5,200	-	-	6,500

Net Loss	-	-	-	-	-	-	(481,352)	(481,352)

Balance, October 31, 2022	14,828,595	$14,827	5,000,000	$500	$1,747,423	$-	$(4,032,125)	$(2,269,375)

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(424,031)	$(481,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Default penalty	17,100	-
Debt discount amortization	188,619	27,978
Gain on extinguishment of debt	(78,683)	(80,637)
Gain on debt conversion	(7,608)
Loss on fixed asset impairment	30,300	-
Loss on inventory impairment	56,190	-
Loss on issuance of convertible debt	38,496	186,886
Change in fair value of derivative	(60,833)	(73,670)
Bad debt expense	-	80,000
Changes in assets and liabilities:
Accounts receivable	(20)	-
Inventory	21	(5,500)
Accounts payable	2,867	18,543
Accrued compensation	44,616	41,000
Accrued liabilities	72,134	18,514
Net cash used in operating activities	(120,832)	(268,238)

Cash flows from investing activities:
Issuance of note receivable	-	(80,000)
Net cash used in investing activities	-	(80,000)

Cash flows from financing activities:
Net (payments) proceeds from the sale of preferred stock	-	(39,328)
Sale of common stock	-	187,520
Payment on LOC	-	(106,201)
Proceeds from notes payable	85,175	-
Proceeds from convertible notes payable	55,000	113,500
Repayment of convertible debt	(35,500)	-
Payments on notes payable	(6,000)	(153,411)
Proceeds – related party loans	17,410	-
Payments – related party loans	-	-
Net cash provided by financing activities	116,085	2,080

Net change in cash	(4,747)	(346,158)
Cash, beginning of year	4,747	350,905
Cash, end of year	$-	$4,747

Cash paid during the period for:
Interest	$-	$62,823
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Activity:
Conversion of principal and interest into common stock	$330,830	$-
Issuance of common stock for conversion of temporary equity	$35,000	$-
Deemed capital contribution to extinguish debt	$204,360	$-

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

In November, 2023, after the close of the 2023 fiscal year, YCRM completed its acquisition of ReachOut Technology Corp. (“ReachOut”). ReachOut is a Managed Service Provider (MSP) that provides cybersecurity and IT services to Small to Medium Sized Businesses (SMBs). Management is highly experiences with business operation as well as acquisition and integration. After the closing of the ReachOut transaction, the Company agreed to assign the ice cream assets to Mid Penn Bank in return for the cancellation of the bank debt. The Company also ceased its Aureus Micro Markets operations at the time the ReachOut agreement was signed.

ReachOut is on a relentless pursuit to revolutionize the Cybersecurity & IT Service Provider landscape for SMBs, with the goal of creating the first nationwide brand in its sector. The company is leveling the playing field, ensuring that businesses, regardless of size or location, have access to top-tier security solutions.

Founded in 2010 by Rick Jordan to fill a critical gap in the IT services market, ReachOut is evolving into a formidable nationwide cybersecurity entity. The Company’s innovative approach and resolute commitment to superior solutions have established ReachOut as industry trailblazers, redefining standards and crafting extraordinary client experiences. ReachOut’s, clients are more than just clients; they are integral members of a movement that is reshaping the future of cybersecurity.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt on accounts receivable, reserves on inventory, valuation of intangible assets for impairment analysis, valuation of the lease liability and related right-of-use asset, valuation of stock-based compensation, valuation of redeemable preferred stock and the valuation allowance on deferred tax assets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary YIC Acquisitions Corp. All material intercompany transactions and balances have been eliminated on consolidation.

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors the banking relationships and consequently have not experienced any losses in our accounts. The Company believes it is not exposed to any significant credit risk on cash.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended October 31, 2023 or 2022.

Restricted Cash

The Company no longer has an obligation to transfer $50,000 to Mid Penn Bank as security pursuant to the Agreement of Sale and Security Agreement between Mid Penn Bank and Yuengling’s Ice Cream Corp., last amended July 31, 2023. On January 9, 2024, the Company signed an agreement with Mid Penn Bank assigning the ice cream-related assets to Mid Penn Bank in return for Mid Penn Bank cancelling the two bank loans with Yuengling’s Ice Cream Corporation.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended October 31, 2023.

Deferred Financing Costs

All unamortized deferred financing costs related to the Company’s borrowings are presented in the consolidated balance sheets as a direct deduction from the related debt. Amortization of these costs is reported as interest and financing costs included in the consolidated statement of operations.

Inventory

Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has expired or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventories at October 31, 2023 and 2022 were $0 and $56,212, respectively. Inventory consists of lids for pint size containers. During the year ended October 31, 2023, $56,190 of expired inventory was written off.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the estimated useful life of the asset. Expenditures for repairs and maintenance are expensed as incurred. During the year ended October 31, 2023, $30,300 of property related to an abandoned business venture were written off.

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of October 31, 2023, there are obligations to issued Series A Preferred Stock which are convertible into 1,020,062,029 shares of common stock. The total potentially dilutive shares calculated is 1,020,062,029. It should be noted that contractually the limitations on obligation to issue Series A Preferred Stock that limit the number of shares converted to either 9.99% of the then outstanding shares. The Company’s Chairman of the Board of Directors holds a control block of Series A Preferred Stock which confers upon him a majority vote in all Company matters including authorization of additional common shares or to reverse split the stock. As of October 31, 2023, and 2022, potentially dilutive securities consisted of the following:

	October 31, 2023	October 31, 2022
Series A Preferred Stock Payable	1,020,062,029	89,095,509
Third party convertible debt	-	17,607,000
Total	1,020,062,029	106,702,909

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

Convertible Notes with Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the Note date with a charge to interest expense in accordance with ASC 480 - “Distinguishing Liabilities from Equity”.

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

Fair Value Measurements

The Company follows the FASB Fair Value Measurements standard, as they apply to its financial instruments. This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The standard establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. Level 1 inputs include quoted market prices for identical assets or liabilities in an active market that the Company has the ability to access at the measurement date. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The standard requires the utilization of the lowest possible level of input to determine fair value and carrying amounts of current liabilities approximate fair value due to their short-term nature.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

The Company’s non-financial assets, such as property and equipment, are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

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

The carrying amounts of Notes Payable approximate the fair value as the notes bear interest rates that are consistent with current market rates.

The table below classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of October 31, 2022.

2022:

Description	Level 1	Level 2	Level 3	Total Gains
Derivative	$-	$-	$247,034	$73,670
Total	$-	$-	$247,034	$73,670

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of October 31, 2023, and 2022, no liability for unrecognized tax benefits was required to be reported.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery. YIC Acquisitions Corp (Yuengling’s Ice Cream) generates its revenue through the sale of pints to retailers, through the online sales of pints directly to consumers, and through the sale of 3gallon tubs to food service establishments, such as restaurants, stadiums, and universities. Revenue is recognized at the time of delivery or, for online sales, at the time of the transaction. Retailers and food service customers’ terms are generally 15 or 30 days. Online sales are paid via credit card and funds are generally received within 30 days.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $4,456,156, had a net loss of $424,031, and net cash used in operating activities of $120,832 for the year ended October 31, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – PROPERTY & EQUIPMENT

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	October 31, 2023	October 31, 2022
Property and equipment	$-	$30,300
Less: accumulated depreciation	-	-
Property and equipment, net	$-	$30,300

Property and equipment consisted of shelving and racks purchased for the Aureus Micro Markets business, which has been put on hold. Since the Company has yet to place the fixed assets into service management determined that they should be fully impaired. The Company recognized impairment expense of $30,300 for the year ended October 31, 2023.

NOTE 5 – LOAN RECEIVABLE

On May 17, 2022, the Company and Revolution Desserts, LLC (“Revolution”) terminated the Definitive Agreement entered into on April 30, 2022. The primary reason for the termination is the regulatory delays in qualifying the Company’s Reg 1-A. Per the terms of the original agreement, the Company has advanced Revolution $80,000, which has been accounted for as a note receivable. No loan terms have been established as of October 31, 2022. Due to the uncertainty of the collection of this receivable the Company has written the receivable off and recognized $80,000 of bad debt expense, during the year ended October 31, 2022.

NOTE 6 – NOTES PAYABLE

	October 31, 2023	October 31, 2022
Note principal	$184,296	$119,121

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of October 31, 2023, accrued interest amounted to $15,151.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of October 31, 2023, accrued interest amounted to $12,180.

On March 27, 2017, the Company issued Craigstone Ltd. A promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of October 31, 2023, accrued interest amounted to $8,265.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of October 31, 2023, accrued interest amounted to $2,905.

On July 28, 2017, the Company issued Backenald Trading Ltd. A promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of October 31, 2023, accrued interest amounted to $12,405.

On January 24, 2020, the Company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of October 31, 2023, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the Company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of October 31, 2023, following forgiveness of $5,000 and $6,131 of principal and interest respectively the balance due on this note for principal and interest is $0 and $0, respectively.

On June 1, 2023, the Company issued a third party a promissory note in the principal amount of $40,675, bearing interest at the rate of 5% per annum, and maturing on June 1, 2024. During the three months ending October 31, 2023, an additional $15,000 was advanced to the Company bringing the total principal due to $55,675, ss of October 31, 2023.

The Company was also indebted to a third party for a total of $24,656, for a non-interest-bearing note. This note was in default since December 30, 2015.

NOTE 7 – LOANS PAYABLE

The Company has an SBA loan with monthly payments that matures on March 13, 2026. The balance due on this loan as of October 31, 2023 and 2022, is $589,092 and $595,092, respectively. As of July 31, 2023, the interest rate on this loan has increased to 10.25% from its original 5.25%. (see note 15)

The Company has a line of credit requiring monthly payments. On December 24, 2021, $106,201 from a CD was applied to the Line of Credit balance. On April 5, 2023, a property pledged as collateral by David Yuengling was taken over by Mid Penn Bank. The property’s appraised value of $204,360 was applied to the principal of the Line of Credit and recognized as gain on extinguishment of debt. The balance due on this loan as of October 31, 2023 and October 31, 2022, is $489,439 and $693,799, respectively. As of October 31, 2023, the interest rate on this loan has increased to 9.5% from its original 4.25%. (see note 15)

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On March 2, 2022, the Company issued a convertible promissory note to Quick Capital, LLC in the amount of $87,222. The company received $73,500, after a 10% OID and transaction and legal costs. The note bears interest at 12% and matures in one year. The difference of $13,722 was recorded as a debt discount. The note is convertible into shares of common stock at $0.0005 per share. On October 21, 2022, the total principal and accrued interest of $93,818, was exchanged for a new convertible note. The new note bears interest at 12% and matures on March 21, 2023. The note is convertible into shares of common stock at 65% of the lowest trade price during the ten days prior to the date of conversion. During the year ended October 31, 2023, Quick Capital converted $93,818 and $5,457 of principal and interest, respectively, into 84,358,767 shares of common stock.

On September 7, 2022, the Company issued a convertible promissory note to 1800 Diagonal Lending LLC in the amount of $44,250. The company received $40,000, after $4,250 of OID and transaction and legal costs. The note bears interest at 12% and matures in one year. The difference of $4,250 was recorded as a debt discount. The note is convertible into shares of common stock at 63% of the average of the two lowest trades during the fifteen days prior to the date of conversion. During the year ended October 31, 2023, 1800 Diagonal converted $44,250 and $2,655 of principal and interest, respectively, into 43,165,536 shares of common stock.

On December 8, 2022, the Company issued a Convertible Promissory Note to 1800 Diagonal Lending LLC in the amount of $39,250. The Company received $35,000 with $4,250 retained for fees. The difference of $4,250 was recorded as a debt discount. The Note bears interest at 12% and matures in one year. The note is convertible into shares of common stock at 63% of the average of the two lowest trades during the fifteen days prior to the date of conversion. During the year ended October 31, 2023, 1800 Diagonal Lending LLC converted $42,850 of principal (including default penalty) into 100,691,857 shares of common stock.

On September 1, 2023, 1800 Diagonal Lending LLC accepted a payment of $13,500, settling the December 13, 2022, Convertible Promissory Note in full, including a $10,640 default penalty. The funds for the payment to 1800 Diagonal were advanced to the Company by Mr. Dickson.

On February 3, 2023, the Company issued a convertible promissory note to Quick Capital, LLC in the amount of $25,556. The company received $20,000, after $5,556 of OID and transaction and legal costs. The note bears interest at 12% and matures in one year. The difference of $5,556 was recorded as a debt discount. The note is convertible into shares of common stock at 65% of the lowest trade price during the ten days prior to the date of conversion. During the year ended October 31, 2023, Quick Capital LLC, converted $9,565 and $1,700 of principal and interest, respectively, into 36,443,955 shares of common stock.

On September 1, 2023, Quick Capital LLC accepted a payment of $22,000 settling the February 3, 2023, Convertible Promissory Note in full. The funds for the payment to Quick Capital were advanced to the Company by Pickle Jar Holdings Inc.

The following table summarizes the convertible notes outstanding as of October 31, 2023:

Note Holder	Date	Maturity Date	Interest	Balance October 31, 2022	Additions	Conversions/ Repayments	Balance October 31, 2023
Quick Capital, LLC	10/21/2022	3/21/2023	12%	$93,818	$-	$(93,818)	$-
1800 Diagonal Lending LLC	9/7/2022	9/7/2023	12%	44,250	-	(44,250)	-
1800 Diagonal Lending LLC	12/8/2022	12/8/2023	12%	-	56,350	(56,350)	-
Quick Capital, LLC	2/3/2023	2/3/2024	12%	-	25,556	(25,556)	-
Total				$138,068	$81,906	$(219,974)	$-
Less Debt Discount				(123,813)		-	-
				$14,255		$-	$-

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at October 31, 2021	-
Increase to derivative due to new issuances	320,704
Decrease to derivative due to repayments	-
Derivative loss due to mark to market adjustment	(73,670)
Balance at October 31, 2022	$247,034
Increase to derivative due to new issuances	93,496
Decrease to derivative due to conversions	(230,871)
Decrease to derivative due to repayments	(35,095)
Derivative gain due to mark to market adjustment	(74,564)
Balance at October 31, 2023	$-

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the year ended October 31, 2023 is as follows:

Inputs	October 31, 2023	Initial Valuation
Stock price	$0.0012	$0.01 - 0.038
Conversion price	$0.0006 - 0.0007	$0.0025 - 0.0069
Volatility (annual)	230.13% - 240.8%	222.7% - 326.6%
Risk-free rate	5.3%	3.6% - 4.8%
Dividend rate	-	-
Years to maturity	0 - 0.85	0.41 - 1

NOTE 9 – RELATED PARTY TRANSACTIONS

In June 2022, Everett Dickson advanced the Company $6,000 for a general operating expense. The $6,000 was repaid the following month.

During the year ended October 31, 2022, a $5,500 payment was mistakenly made to a company controlled by Everett Dickson. The amount is to be repaid. This amount was applied to the note payable during the year ended October 31, 2023.Pickle Jar the company benefiting from this error, advanced the Company $22,000, on September 1, 2023. The amount due to the Company from Pickle Jar was offset against this new advance leaving a note payable to Pickle Jar of $16,500. The funds advanced were used by the Company to repay the balance due on a convertible note held by Quick Capital, LLC. (see note 8)

On August 17, 2023, Everett Dickson paid $1,910, to a consultant of the Company’s. The transaction is considered a loan advance and is evidenced by a note payable (below) issued to Everett Dickson.

On September 1, 2023, Everett Dickson directly paid $13,500 to Diagonal Lending LLC on behalf of the Company paying the amount of the agreed settlement extinguishing the balance due on the convertible note due. The transaction is considered a loan advance and is evidenced by a note payable (below) issued to Everett Dickson.

On September 1, 2023, Everett Dickson deposited $2,000, into the Company’s bank accounts to fund payments. The transaction is considered a loan advance and is evidenced by a note payable issued to Everett Dickson. As of October 31, 2023 the note balance due to Everett Dickson is $17,410, is due upon demand and does not bear interest.

On January 14, 2023, the Company granted 30 million restricted common shares to Robert C. Bohorad. The Company signed a letter of intent with Mr. Charles Green and Mr. Bohorad on October 26, 2022, where Mr. Bohorad will become Chief Operating Officer and Chief Financial Officer. The purpose of the issuance is to retain and incentivize the individuals in their efforts to manage the Company and foster its success. The shares were valued at $0.006, the closing stock price on the date of grant, for total non-cash compensation of $180,000. The amount was to be recognized over a one-year period. On September 15, 2023, Robert C. Bohorad returned the 30 million restricted common shares to the Company.

During the year ended October 31, 2023 and 2022, the Company paid Robert C. Bohorad, President and CEO, $7,000 and $22,000 for compensation, respectively. During the year ended October 31, 2023, Mr. Bohorad forgave $53,000 of accrued compensation. The Company and Mr. Bohorad have agreed that the balance due of $30,000, will be paid by March 31, 2024. See Note 15.

On October 30, 2023, the Company awarded Mr. Bohorad 3,000,000 shares of restricted common stock to facilitate the preparation of financial statements and in the transition of the Company to new ownership. (see note 15)

NOTE 10 – TEMPORARY EQUITY

Commitment to Purchase Series A Convertible Preferred Stock

On January 18, 2019, The Company entered into a Series A Preferred Stock Purchase Agreement with Device Corp. (“the Agreement”), of up to $250,000. On May 1, 2023, a second stock purchase agreement was executed by Device Corp. for $250,000. Under the terms of the Agreement the Series A Preferred Stock is Convertible into shares of common stock at a 50% discount to the lowest close price of the common stock for the prior thirty trading days. Under the Agreement Device Corp. has advanced the Company approximately $562,000, of which approximately $170,000 had been repaid by October 31, 2022, leaving a balance due of $392,000.

As of October 31, 2023, the Company has preferred stock to be issued in the amount of $357,022, following conversions to 50,000,000 common shares. Based on the terms of the Agreement as of October 31, 2023, the preferred Series A can be converted at $0.00035 per share, into 1,020,062,029 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown number of preferred shares to be issued and the preferred shares are convertible at the option of the holder, the Company determined that the shares to be issued shall be treated as temporary equity.

Series B Preferred Stock

On August 25, 2023, the Company Amended its Articles of Incorporation, to designate 5,000,000 of the Authorized preferred stock, par value $0.0001, as Series B Preferred Stock (“Series B”). The Series B is convertible into shares of common stock at the average price of the previous five trading days. The Series B shares are not entitled to dividends and have no voting rights.

Following the amendment above the Series B preferred stock is convertible into shares of common stock at the option of the holder at a 50% discount to the average price for the five trading days prior to conversion. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown number of preferred shares to be issued and the preferred shares are convertible at the option of the holder, the Company determined that the shares to be issued shall be treated as temporary equity.

On August 25, 2023, the Company and Device Corp amended the January 18, 2019, and the May 1, 2023 Series A Preferred Stock Purchase Agreements, so that any purchased Series A preferred stock is now Series B preferred stock.

NOTE 11 – COMMON STOCK

On October 31, 2023 and 2022, the Company had 2,500,000,000 shares of common stock authorized. There were 332,488,710 and 14,828,595 common shares of stock outstanding on October 31, 2023 and 2022, respectively.

During the year ended October 31, 2023, Quick Capital LLC converted $102,087 and $7,157 of principal and interest, respectively, into 120,802,722 shares of common stock.

During the year ended October 31 2023, 1800 Diagonal Lending LLC, converted $87,100 and $2,655 of principal and interest, respectively, into 143,857,393 shares of common stock.

On January 14, 2023, the Company granted 30 million restricted common shares each to Charles Green and Robert C. Bohorad The Company signed a letter of intent with Mr. Green and Mr. Bohorad on October 26, 2022, where Mr. Green will join the company as President and CEO. The purpose of the issuance is to retain and incentivize the individuals in their efforts to manage the Company and foster its success. The shares were valued at $0.006, the closing stock price on the date of grant, for total non-cash compensation of $180,000. On September 15, 2023, Robert C. Bohorad and Charles Green returned a combined 60 million restricted common shares to the Company. These original issuance charges were reversed leaving no expense, or prepaid expense the common stock and additional paid in capital were charged as the offset.

During the year ended October 31, 2023, Device Corp converted $35,000 of the amount due in Series A preferred stock to 50,000,000 shares of common stock.

On October 30, 2023, the Company issued 3,000,000 shares of restricted common stock for services. (see note 9)

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

During the year ended October 31, 2022, Device Corp converted $6,500 of the amount due in Series A preferred stock to 1,300,000 shares of common stock.

NOTE 12 – PREFERRED STOCK

Series A Preferred Stock

The Company has designated Ten Million (10,000,000) shares of Preferred Stock the Series A Convertible Preferred Stock with a par and stated value of $0.0001 per share. The holders of the Series A Convertible Preferred Stock are not entitled to receive any dividends.

Except as otherwise required by law or by the Articles of Incorporation and except as set forth below, the outstanding shares of Series A Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Corporation as a single class and, regardless of the number of shares of Series A Convertible Preferred Stock outstanding and as long as at least one of such shares of Series A Convertible Preferred Stock is outstanding shall represent Sixty Six and Two Thirds Percent (66 2/3%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series A Convertible Preferred Stock shall represent its proportionate share of the 66 2/3% which is allocated to the outstanding shares of Series A Convertible Preferred Stock. The Certificate of Designation was amended on September 12, 2023, among other changes the Series A Convertible Preferred Stock must be held for one year following issuance or reissuance prior to conversion.

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. On August 25, 2023, Everett Dickson, Chairman of the Board, agreed to return 4,525,000 shares of Series A preferred Stock to the Company. The shares will be retired by the Company. His remaining 475,000 shares are to be sold to Mr. Richard Jordan (see note 15).

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On January 20, 2022, the Company entered into a Service Agreement with Desmond Partners, LLC for consulting services to be provided. The agreement is effective on February 1, 2022 for a term of three months. Per the terms of the agreement the consultant will receive a fee of $10,000 per month and 5% equity in the Company. The initial term has expired with no issuance of equity to date. The Company needs to file a written termination to satisfy the agreement terms. (see note 15).

An individual has asserted that the Company owes approximately $500,000, for a promissory note issued by a company that was never owned by the public company nor its subsidiary. Legal counsel has reviewed the claim and found no relationship to this debt nor any assumptions of the debt by the Company. While there is risk that there may be litigation over this claim, the Company believes that it is more unlikely that the claim would prevail.

NOTE 14 – INCOME TAX

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

As of October 31, 2023, the Company has net operating loss carryforwards of approximately $1,263,000 to reduce future taxable income. A valuation allowance for the entire amount of deferred tax assets has been established as of October 31, 2023 and 2022. Additionally, due to the expected change in control of the Company, the net operating loss carryforwards will be fully impaired. See note 15

A reconciliation of the provision for income taxes at the federal and state statutory rates of 21% and 5.75% respectively to the Company’s provision for income tax is as follows:

	Year Ended October 31, 2023	Year Ended October 31, 2022
U.S. Federal (tax benefit) provision at statutory rate	$(16,295)	$(101,100)
State (tax benefit) income taxes, net of federal benefit	(4,462)	(24,100)
Permanent differences	(66,028)	(11,900)
Temporary differences	-	(10,700)
Changes in valuation allowance	86,785	147,800
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	October 31, 2023	October 31, 2022
Deferred Tax Assets
Net operating losses	337,900	244,100
Total deferred tax assets	337,900	10,700
Valuation allowance	(337,900)	(233,400)
Net deferred tax assets	-	-

Deferred Tax Liabilities
Total deferred tax liabilities	-	-
Net deferred tax	$-	$-

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. can be realized as of October 31, 2023 and 2022, accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.

The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses are subject to tax authority adjustment upon examination.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Termination of Agreements to Acquire Pickle Jar Holdings Inc.

On August 23, 2023, the Company entered into a binding Letter of Intent (LOI) with Pickle Jar Holdings Inc. The initial term of the LOI runs through September 30, 2023, allowing for the parties to complete their due diligence requirement, with the intent of entering into a definitive agreement prior to September 30, 2023. On November 6, 2023, the parties to the agreement have mutually agreed to terminate the MOU and LOI and to fully release all parties to the agreement.

Reverse Merger/Acquisition of ReachOut Technology Corp.

On November 9,2023, the Company closed the Share Exchange and Control Block Transfer Agreements with ReachOut Technology Corp. (“ReachOut”) whereby 100% of the membership interests of ReachOut were exchanged for a Series C Preferred Stock which are convertible into 87.5% of the total issued and outstanding shares of common stock of the Company (fully diluted basis) as determined at the consummation of the acquisition.

The Share Exchange is intended to constitute a reorganization with the meaning of Section 368 of the Internal Revenue Code of 1986 (as amended), as such existing tax benefits will be fully impaired.

As a result of the transaction, ReachOut became a subsidiary of the Company.

The Company evaluated the substance of the merger transaction and found it met the criteria for the accounting and reporting treatment of a reverse acquisition under ASC 805 (Business Combinations)-40-45 (Reverse Acquisition and Other Presentation Matters) and accordingly will consolidate the operations of ReachOut and the Company and the financial condition from the closing date of the transaction. The historic results of operations will reflect those of ReachOut. As such, ReachOut is treated as the acquirer while the Company is treated as the acquired entity for accounting and financial reporting purposes. The final accounting for the acquisition is still underway with the audit of the acquired company expected to be completed by mid-February.

Under reverse merger accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, ReachOut, the Company’s financial statements prior to the closing of the reverse acquisition; reflect only the business of ReachOut and its subsidiaries.

Under the terms of the Control Block Transfer Agreement, Everett Dickson (former CEO) is to sell all his remaining Series A Preferred Stock to Richard Jordan (new CEO) for $140,000.

Following the closing of the agreements, Robert Bohorad and Everett Dickson resigned their positions as CEO and Chairman of the Board of Directors, respectively and Richard Jordan was appointed to those positions.

The Company has authorized 8,750,000 Series C Preferred Shares of Stock, effective December 13, 2023. The shares have a stated value of $3.00 per share, earns a 2% dividend on the stated value, which cumulative and payable solely upon redemption. The stock has voting rights equal to the number of common shares into which the preferred shares may be converted. At any time following 180 days from the date of issuance the preferred stock in aggregate can be converted into 87.5% of the outstanding common stock for a period of twenty-four months from the date of issuance.

The Company is obligated under the terms of the Share Exchange Agreement to issue 8,750,000 shares of Series C Preferred Stock to the owners of ReachOut. in exchange for 100% of the shares of ReachOut upon closing the aforementioned acquisition.

The Company has authorized 1,250,000 Series D Preferred Shares of Stock, effective December 13, 2023. The shares have a stated value of $1.00 per share, earns a 2% dividend on the stated value, which cumulative and payable solely upon redemption. The stock has voting rights equal to the number of common shares into which the preferred shares may be converted. At any time following 180 days from the date of issuance the preferred stock in aggregate can be converted into 12.5% of the outstanding common stock for a period of twenty-four months from the date of issuance.

The Company is obligated under the terms of the Security Purchase Agreement to issue 1,000,000 shares of Series D Preferred Stock along with warrants having an exercise price of $0.0003 and a term of seven years for the issuance of 142,424,186 shares of common stock as inducement to lend an aggregate principal amount of $470,000 upon closing the aforementioned acquisition.

The Company is obligated under the terms of the Security Purchase Agreement to issue 250,000 shares of Series D Preferred Stock to Everett Dickson as consideration for surrendering 4,525,000, shares of Series A Preferred Stock (see note 12).

Securities Issued

In November 2023, YCRM issued a convertible note payable, warrants to purchase to the Company’s common stock and Series D Preferred Shares to Trillium Partners, L.P. The convertible note has principal of $470,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 142,424,186 shares of common stock for $0.0003 (subject to certain specified adjustments) for a period of seven years from the date of issuance. The issuance of 1,000,000 Series D Preferred shares of stock, is entitled to 2% cumulative dividend based on the stated value ($1.00), has voting rights (based upon common stock equivalent shares) and are convertible into common stock at a percentage (10%) of the issued and outstanding.

On January 11, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $539,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 163,333,333 shares of common stock for $0.0003 (subject to certain specified adjustments) for a period of seven years from the date of issuance.

Service Agreement

On December 1, 2023, the Company entered into a service agreement with Frondeur Partners LLC (“Frondeur”). Frondeur will provide accounting, reporting and consulting services on monthly basis. On December 1, 2023, the Company executed a corporate services agreement with Frondeur Partners LLC a Nevada limited liability company. Under the terms of the agreement the Company will receive accounting and reporting services. As compensation Frondeur will receive monthly payments of $10,000 in cash and a convertible promissory note for $15000 The notes are convertible into the Company’s common stock at a 50% discount to the market price (defined in the notes). As of the date of issuance of this report the Company has issued three such notes (December 1, 2023, January 1, and February 1, 2024), which are to be accounted for as stock settled debt under ASC 480.

Debt Cancellation

On January 9, 2024, Mid Penn Bank and the Company executed an Assignment of Assets and Cancellation of Debt agreement. The assets assigned include all rights to trademarks and other property related to the Yuengling ice cream business. The debt cancelled consists of an SBA loan have principal of $589,092 and a line of credit having an outstanding principal balance of $489,439, together with unpaid accrued interest pf approximately $113,000.

The Company is analyzing the potential tax impact of the debt cancellation. Since the debt was assumed in acquisition the basis of the liability to the Company may negate the potential tax on debt forgiveness.

Settlement of Obligations from Service Agreement

On January 23, 2024, Desmond Partners, LLC and the Company entered into a Settlement Agreement and Mutual Release relating to the Professional Services Agreement (‘initial agreement”) entered into by the parties on January 20, 2022. Under the terms of the settlement the Company will issue 500,000 common shares to Desmond Partners, LLC thereby settling all claims for service and fees related thereto and releasing both parties from the terms of the initial agreement.

On January 26, 2024, Everett Dickson acquired the preferred series A shares formerly held by Device Corp. The shares are convertible into common shares and are fully described at footnote 10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of October 31, 2023, these disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of October 31, 2023, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

●	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

●	reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

●	reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period October 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year October 31, 2023, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

●	Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions;

●	Due to our size and scope of operations, we currently do not have an independent audit committee in place;

●	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

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

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of January 25, 2024, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Richard Jordan	44	Chairman, Chief Executive Officer, President, Secretary and Treasurer*
Kevin Harrington	65	Director*
Kingsley Charles	57	Director*
Everett M. Dickson	59	Former Chairman of the Board of Directors
Robert C. Bohorad	50	Former President and Chief Executive Officer

On October 28, 2021, Everett M. Dickson, elected to step down as President and Chief Executive Officer, and retain his position as sole director and chairman of the board. Robert C. Bohorad was appointed as the new President and Chief Executive Officer.

*	On November 9, 2023 following the Closing of the Share Exchange Agreement and Control Block Transfer Agreement with ReachOut Technology Corp. (“ReachOut”) referenced in the Current Report filed on Form 8-K on November 13, 2023, and the appointment of Rick Jordan, Kevin Harrington, and Kingsley Charles, as officers and directors, Everett Dickson and Robert Bohorad resigned from all officer and director positions with the Company. The Company did not have any committees, and therefore Mr. Dickson and Mr. Bohorad never served on any committees. Mr. Dickson and Mr. Bohorad did not resign as a result of any disagreement with the Company.

Rick Jordan, Chairman, Chief Executive Officer, President, Secretary and Treasurer

Rick Jordan, age 44, the CEO and Founder of ReachOut Technology, is a model of resilience, vision, and expertise in the cybersecurity and entrepreneurial arenas. His journey with ReachOut Technology, from its inception during a challenging personal and economic period to its evolution into a publicly held industry leader, is a true embodiment of the American dream. Rick has shaped his path through unwavering perseverance, a relentless ‘never-quit’ attitude.

Rick Jordan is emerging as a nationally recognized voice in business and cybersecurity. He is frequently featured on global networks such as Bloomberg, Newsmax, Cheddar, NewsNation, Reuters, Fox, and NBC for his expert insights in cybersecurity, business, and social topics. His expertise is so renowned that it has been sought after in the White House, highlighting his significant influence and authority in the cybersecurity sector.

Rick’s leadership style is deeply involved and motivational. He hosts a weekly “CEO Talk” every Monday, where he engages with and inspires the entire company, setting a positive tone for the week ahead. This approach not only fosters a strong company culture but also aligns the team with the company’s goals and vision.

Rick has a strategic mind with unique ability to foresee industry trends and futures, allowing him to be a disruptor in the space. A key milestone in Rick’s leadership was partnering with Kevin Harrington, the Original Shark from Shark Tank, to take ReachOut Technology public. This strategic partnership has been instrumental in the company’s growth trajectory, positioning it for greater success and market impact.

Rick is a master communicator and passionately shares his knowledge and inspiration through his podcast, “ALL IN with Rick Jordan.” The podcast, which enjoys a global audience in over 70 countries and ranks in the top 2.5% worldwide, explores the nuances of building successful businesses, fostering meaningful relationships, and leading a fulfilling life. Rick’s ability to connect with and motivate his audience is evident in the podcast’s widespread acclaim.

Rick Jordan’s skills and knowledge span a broad spectrum, making him a unique figure in the industry. Known for never shying away from a challenge and remaining steadfast in adversity, Rick lives life on his own terms. Whether tackling new challenges, disproving doubters, or enjoying a glass of his favored MaCallan Scotch, Rick Jordan is an inspiration, encouraging others to embrace life fully.

Follow Rick’s journey and get inspired by connecting with him on social media @MrRickJordan.

Kevin Harrington, Director

Kevin Harrington, age 65, is a Director of ReachOut Technology, a globally acclaimed entrepreneur and a pioneer in the realms of business and direct marketing, serves as a distinguished member of the Board of Directors at ReachOut Technology. His tenure at ReachOut Technology is marked by strategic guidance and visionary leadership, leveraging over four decades of entrepreneurial and investment expertise.

As an original “Shark” on ABC’s “Shark Tank,” Kevin Harrington gained fame for his sharp investment insights and his ability to identify and nurture promising business ventures. His tenure on the show cemented his status as a savvy investor and a fervent supporter of entrepreneurship.

Harrington’s entrepreneurial journey began in the early 1980s with the creation of the infomercial, a groundbreaking concept that revolutionized television marketing and direct response advertising. This innovation not only transformed product marketing but also democratized the way entrepreneurs and startups could reach global audiences.

Throughout his career, Harrington has launched over 20 businesses that have exceeded $100 million in revenue. His exceptional ability to spot market opportunities and convert them into successful enterprises is a testament to his entrepreneurial genius.

Harrington is also a respected author, with books like “Act Now: How I Turn Ideas into Million-Dollar Products” under his belt. His writings offer a wealth of knowledge and inspiration to aspiring entrepreneurs and established business leaders alike.

In his role at ReachOut Technology, Kevin Harrington plays a pivotal role in shaping the company’s strategic direction, particularly in the realms of technology and cybersecurity. His insights are instrumental in driving innovation and ensuring that ReachOut Technology stays at the forefront of its industry.

ReachOut Technology, renowned for its expertise in cybersecurity and IT services, benefits immensely from Harrington’s strategic foresight. The company specializes in providing top-tier cybersecurity solutions, IT management, and consulting services, helping businesses safeguard their digital assets and navigate the complexities of the modern technological landscape.

Kevin Harrington’s involvement with ReachOut Technology is not just a reflection of his illustrious career but also a commitment to driving the company towards new heights of innovation and success. His vision and leadership continue to be pivotal in the company’s journey towards becoming a leader in cybersecurity and technology solutions.

Kingsley Charles, Director

Kingsley Charles, age 57, Director of ReachOut Technology, brings to the Board of Directors of a rich tapestry of experience in business and financial consultancy, honed over more than fifteen years of dedicated service. His career is distinguished by his extensive work with a diverse range of private firms, regional entrepreneurs, and small business owners across the United States.

Charles’s professional journey is marked by significant achievements and contributions. He has been a pivotal consultant for dozens of start-ups and operating companies, with revenues scaling up to $200 million. His expertise was further sharpened by his tenure managing operations within a Fortune 500 company, where he gained invaluable insights into the workings of large-scale corporate environments.

A hallmark of Charles’s career has been his collaborative approach, working closely with a spectrum of professionals including Master of Taxation experts, CPAs, CFPs, accountants, valuation experts, and attorneys. This multidisciplinary engagement has been a cornerstone of his professional life for over two decades, enabling him to offer comprehensive and nuanced advice to his clients.

Under Kingsley Charles’s leadership, his team has established a robust network of legal partners and financial professionals. This network supports his firm’s commitment to providing clients with interactive, comprehensive financial and strategic management services. His approach is characterized by a keen focus on ‘eyes-wide-open’ strategies, ensuring that clients are fully informed and strategically positioned in their financial decisions.

At ReachOut Technology, Kingsley Charles leverages his extensive experience in financial and strategic management to provide invaluable guidance and oversight. His expertise is particularly crucial in steering the company through complex financial landscapes, ensuring robust financial health, and aligning strategic goals with market realities.

Everett M. Dickson – Former Chairman

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

Robert C. Bohorad – Former President and CEO

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

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been personally involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Everett M. Dickson	2023	$0	$0	$0	$0	$0	$0	$0	$0
Chairman	2022	$0	$0	$0	$0	$0	$0	$0	$0

Robert C. Bohorad	2023	$60,000	$0	$0	$0	$0	$0	$0	$60,000
President and CEO	2022	$22,000	$0	$0	$0	$0	$0	$0	$22,000

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

During the fiscal years ended October 31, 2023 and 2022, our sole director, Mr. Dickson, received no compensation for director services.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of October 31, 2023.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 13, 2024, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)	Common Stock Beneficially Held		Percent of Class
Named Executive Officers and Directors
Richard Jordan – Series A(3)	699,082,277	(3)	66.67%
Richard Jordan – Series C(4)	2,365,687,358		84.61%
KHBH LLC – Series C(4)	56,325,836		2.01%
Kingsley Charles – Series C(4)	24,407,776		0.87%

All Executive Officers and Directors as a group

5% or More Stockholders
Trillium Partners, LP – Series D(5)	49,926,959		12.50%

(1)	Unless as otherwise indicated in the following table and the footnotes, our named executive officers and directors’ address in the following table is c/o ReachOut Technology, 8910 W. 192nd St. Suite N, Mokena, IL 60448.
(2)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) because of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power concerning the number of shares of common stock outstanding on the date of this Form 10.
(3)	In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table is based on 349,488,710 shares of common stock, outstanding as of the filing date of this Form 10-K and 699,082,277 shares of common stock issuable upon the conversion of the 4,7500,000 shares of Series A Preferred Stock held by Mr. Jordan. (The Shares A Preferred Stock are convertible into such number of shares of common stock resulting in two-thirds (66.67%) of the outstanding shares of common stock of the Company on a post-conversion basis.)
(4)	In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table is based on 349,488,710 shares of common stock, outstanding as of the filing date of this Form 10-K. 2,365,687,358 shares of common stock issuable upon the conversion of the 7,338,079 shares of Series C Preferred Stock held by Richard Jordan, 24,407,776 shares of common stock issuable upon the conversion of the 75,710 shares of Series C Preferred Stock held by Kingsley Charles, and 56,325,836 shares of common stock issuable upon the conversion of the 174,716 shares of Series C Preferred Stock held by KHBH LLC (The Shares C Preferred Stock are convertible into such number of shares of common stock resulting in 87.50% of the outstanding shares of common stock of the Company on a post-conversion basis.)
(5)	In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table is based on 349,488,710 shares of common stock, outstanding as of the filing date of this Form 10-K and 49,926,959 shares of common stock issuable upon the conversion of the 1,000,000 shares of Series D Preferred Stock held by Trillium Partners, LP. (The Shares D Preferred Stock are convertible into such number of shares of common stock resulting in 12.50% of the outstanding shares of common stock of the Company on a post-conversion basis.)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended October 31, 2023 and 2022 amounted to $35,000 and $47,531, respectively.

Audit-Related Fees

During the fiscal years ended October 31, 2023 and 2022 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $2,653 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended October 31, 2023 and 2022 was $0.

All Other Fees

During the fiscal years ended October 31, 2023 and 2022, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Yuengling’s Ice Cream Corporation

Name	Title	Date

/s/ Richard Jordan	President and Chief Executive Officer	February 15, 2024
Richard Jordan