Form 10-Q
period 2024-01-31
Yuenglings Ice Cream Corp
filed 2024-05-15
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55398

YUENGLING’S ICE CREAM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	47-1893698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8910 West 192nd Street, Suite N, Mokena, IL	60448
(Address of principal executive offices)	(Zip Code)

312-288-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of May 15, 2024, there were 349,488,710 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUENGLING’S ICE CREAM CORPORATION

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2024	October 31, 2023
ASSETS
Current Assets:
Cash	$219,530	$130,835
Accounts receivable	508,499	292,097
Inventory	52,886	58,832
Prepaid expenses and other current assets	483,278	45,360
Due from officer	140,000	-
Other receivable – affiliate	126,738	126,738
Total Current Assets	1,530,931	653,862

Other Assets:
Other non-current assets	8,618	140,502
Property and equipment, net	618,435	629,954
Right of use asset	518,968	702,426
Goodwill	7,873,202	7,873,202
Total Assets	$10,550,154	$9,999,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,336,473	$551,929
Due to affiliates	1,508,980	1,109,419
Due to officers	347,243	228,058
Due to financial institutions	1,168,948	1,314,485
Notes payable	202,206	-
Seller notes payable	2,844,040	1,669,040
Vehicle and equipment loans	430,967	366,371
SBA loans payable	423,300	423,300
Convertible note payable, net of $920,993 discount	118,007	-
Derivative liability	30,070,971	-
Life insurance payable – sellers, current portion	450,000	450,000
Lease liabilities, current portion	171,618	171,618
Total Current Liabilities	39,072,753	6,284,220

Non-current liabilities
Seller notes payable, non-current portion	192,932	1,481,109
Dividend payable, preferred stock Series C & D	123,561	-
Life insurance payable, non-current	2,250,000	2,250,000
Lease liabilities, non-current portion	347,605	530,809
Total non-current liabilities	2,914,098	4,261,918

Total Liabilities	41,986,851	10,546,138

Commitments and contingencies	-	-

Temporary Equity:
Preferred Series A stock to be issued	357,022	-
Total temporary equity	357,022	-

Stockholders’ Deficit:
Common stock to be issued	-	496,214
Preferred stock, Series A; par value $0.0001; 10,000,000 shares authorized, 475,000 and,000 shares issued and outstanding at January 31, 2024 and 2023, respectively	48	100
Preferred stock, Series C and D, par value $0.0001, 10,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding at January 31, 2024 and 2023, respectively	1,000	-
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 332,488,710 and 24,907,279 shares (par $0.0001) issued and outstanding at January 31, 2024 and 2023, respectively	332,489	2,491
Additional paid in capital	10,480,906	1,783,733
Accumulated deficit	(42,680,162)	(2,828,730)
Total Stockholders’ Deficit	(31,793,719)	(546,192)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$10,550,154	$9,999,946

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended January 31,
	2024	2023
Revenue	$1,854,099	$1,024,073
Cost of goods sold	1,484,526	445,025
Gross margin	369,844	579,048

Total operating expenses	4,452,953	596,766

Loss from operations	(4,083,109)	(17,718)

Other income (expense):
Interest expense	(165,494)	(68,414)
Derivative: expense, gains and losses from issuances and conversion and changes in fair values	(30,784,943)	57,352
Gain on extinguishment of debt	1,170,399	-
Total other expense	(29,780,038)	(11,062)

Loss before provision for income tax	(33,863,147)	(28,780)
Provision for income tax	-	-
Net loss	$(33,863,147)	$(28,780)

Basic loss per share	$(0.10)	$(0.00)
Diluted loss per share	$(0.10)	$(0.00)

Basic weighted average shares	332,488,710	12,827,048
Diluted weighted average shares	332,488,710	12,827,048

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

	Series A		Series C & D				To Be Issued Common	Additional
	Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance at November 1, 2023	1,000,000	100	0	0	24,907,279	2,491	496,214	1,783,733	(3,118,460)	(835,922)

Recapitalization due to merger	475,000	48	10,000,000	1,000	332,488,710	332,489	-	8,697,173	(4,456,155)	2,907,941

Net loss for the three months ended January 31, 2024	-	-	-	-	-	-	-	-	(33,863,147)	(33,863,147)

Balance at January 31, 2024	1,475,000	148	10,000,000	1,000	357,395,989	334,980	496,214	10,480,906	(41,437,762)	(31,793,719)

Balance at November 1, 2022	1,000,000	100	-	-	12,377,835	1,239	660,000	1,030,947	(1,726,560)	(34,274)

Net loss for the three months ended January 31, 2023	-	-	-	-	-	-	-	-	(1,341,800)	(1,341,800)

Balance at January 31, 2023	1,000,000	100	-	-	12,377,835	1,239	660,000	1,030,947	(3,068,360)	(1,376,074)

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,276,423)	$(28,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,519	-
Debt discount amortization	88,007	-
Gain on extinguishment of debt	(1,170,399)	(57,352)
Notes issued for service fees	30,000
Convertible note put premiums charged to interest	30,000	-
Derivative expense and changes in fair value	30,784,943	-
Changes in assets and liabilities:
Accounts receivable	(216,402)	(35,210)
Inventory	5,946	-
Prepaid expenses	(165,532)	36,310
Accounts payable and accrued expenses	2,007,587	(73,253)
Other current liabilities	958,006	(504,015)
Officer loan	(140,000)	-
Net cash used in operating activities	(1,052,748)	(662,000)

Cash flows from investing activities:
	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Payment on seller notes	(113,177)	-
Proceeds from convertible notes payable	936,000	-
Payments on lines of credit and other financial institution arrangements	(80,941)	-
Proceeds – related party loans	399,561	663,192
Net cash provided by financing activities	1,222,384	663,192

Net change in cash	88,695	1,192
Cash, beginning of the period	130,835	555,562
Cash, end of the period	$219,530	$556,854

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Activity:
Debt discounts and deferred financing costs recognized	$14,419,763	$-
Issuance of common stock for conversion of temporary equity	$35,000	$-
Reclassification of deferred offering charges to additional paid in capital	$-	$305,000

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Yuengling’s Ice Cream Corporation, (f/k/a Aureus, Inc.) (“Yuengling’s,” “YCRM,” or the “Company”) was incorporated in Nevada on April 19, 2013, under the name “Aureus Incorporated.” The Company was initially organized to develop and explore mineral properties in the state of Nevada. Effective December 15, 2017, the name was changed to “Hohme, Inc.,” and, effective February 7, 2019, the Company changed its name to “Aureus, Inc. and on September 14, 2021, the Company changed their name to Yuengling’s Ice Cream Corporation”. The Company is currently active in the state of Nevada.

In November, 2023, YCRM completed its acquisition of ReachOut Technology Corp. (“ReachOut”). ReachOut is a Managed Service Provider (MSP) that provides cybersecurity and IT services to Small to Medium Sized Businesses (SMBs). Management is highly experiences with business operation as well as acquisition and integration. After the closing of the ReachOut transaction, the Company agreed to assign the ice cream assets to Mid Penn Bank in return for the cancellation of the bank debt. The Company also ceased its Aureus Micro Markets operations at the time the ReachOut agreement was signed.

Reverse Merger/Acquisition of ReachOut Technology Corp.

On November 9, 2023, the Yuengling’s Ice Cream Corporation closed the Share Exchange and Control Block Transfer Agreements with ReachOut Technology Corp. (“ReachOut”) whereby 100% of the membership interests of ReachOut were exchanged for Series C Preferred Stock which is convertible into 87.5% of the total issued and outstanding shares of common stock of the Company (fully diluted basis) as determined at the consummation of the acquisition.

The Share Exchange is intended to constitute a reorganization with the meaning of Section 368 of the Internal Revenue Code of 1986 (as amended).

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

The Company has authorized 8,750,000 Series C Preferred Shares of Stock, effective December 13, 2023. The shares have a stated value of $3.00 per share, earns a 2% dividend on the stated value, which is cumulative and payable solely upon redemption. The stock has voting rights equal to the number of common shares into which the preferred shares may be converted. At any time following 180 days from the date of issuance the preferred stock in aggregate can be converted into 87.5% of the outstanding common stock for a period of twenty-four months from the date of issuance of the Series C Preferred Stock.

The Company is obligated under the terms of the Share Exchange Agreement to issue 8,750,000 shares of Series C Preferred Stock to the owners of ReachOut. in exchange for 100% of the shares of ReachOut upon closing the aforementioned acquisition.

ReachOut Technology Corp.

Reachout Technology, Corp. (“ReachOut”) is a corporation formed on February 13, 2020 under the laws of the State of Delaware. ReachOut provides cybersecurity and IT management solutions to businesses to protect their complete operating landscape and data secrets. ReachOut is headquartered in Chicago, Illinois.

From formation until the acquisition of Innovative Design Networks, LLC (“IND”) on September 2, 2022, ReachOut had no principal operations or revenue. ReachOut’s activities during this period primarily consisted of formation activities, acquisition research and preparations to raise capital.

ReachOut Corp. Acquisition - Innovative Network Designs LLC

IND is a New Jersey limited liability company and ReachOut acquired 100% of the member’s interest of IND in exchange for cash, notes payable, commitment to purchase universal life insurance policies for the principals and 500,000 restricted shares of ReachOut’s common stock. The transactions were deemed to be a business combinations and applied acquisition accounting under ASC 805.

Innovative Network Designs LLC - New Jersey

IND Corporation (“IND”) provides information technology services. IND offers cybersecurity, risk assessment, network security, cloud performance, remote management, migration support, and monitoring solutions for businesses, as well as provides consulting and maintenance services. IND serves clients in the States of New York, New Jersey, and Pennsylvania. IND can either manage and support a client’s entire technology infrastructure, or compliment to the existing internal IT personnel. IND’s unique service model is designed to reduce client costs, increase client profits and mitigate client’s business risks.

ReachOut Corp. Acquisition - Red Gear LLC

ReachOut entered into a Membership Interest Purchase Agreement on September 29, 2023 with RedGear, LLC, a Texas limited liability company and acquired 100% of the members’ interest of RedGear, LLC, in exchange for cash, a note payable and the assumption of certain liabilities of RedGear, LLC. The transaction was deemed to be a business combination and applied acquisition accounting under ASC 805. Upon closing (September 29, 2023) the total value of the consideration given for the purchase was $3,025,249 The purchase price was allocated to net tangible assets of $54,006 with the balance of $2,510,0291 allocated to goodwill, which is not amortized to expense. ReachOut hired an independent accounting firm to validate the Adjusted EBITDA (as defined in the closing documents). The results of the validation may result in a purchase price adjustment.

RedGear LLC - Texas

RedGear LLC (“RedGear”) provides professional technology services, structured cabling, equipment, and consulting in the Southwest US region. RedGear’s entire culture is built around supporting business infrastructures, while building relationships and delivering an exceptional customer service experience and always keeping customers’ best interest a top priority. RedGear has built its success by reputation, quality of work, professionalism, and always being there for clients every step of the way whenever needed. RedGear’s services, certifications, experience, and expertise cover the entire spectrum of Information Technology that no other regional technology service provider can match.

These are pre-acquisition descriptions. Post-acquisition, ReachOut Technology Corp. will re-brand its subsidiaries to ReachOut, add any unique revenue streams to ReachOut’s portfolio and standardize program offerings.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, inventory, revenue recognition and the valuations of common and preferred stock, valuations of derivative liabilities and intangible assets. The Company bases its estimates on historical experience, known trends, analysis and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, YIC Acquisitions Corp., ReachOut (and its subsidiaries). All material intercompany transactions and balances have been eliminated on consolidation. ReachOut’s wholly-owned subsidiaries, ReachOut IND and RedGear were acquired on September 2, 2022 (purchase of 100% of the membership interests) and on September 29, 2023 (purchase of 100% of the membership interests) respectively, the operations, assets and liabilities have been consolidated into the ReachOut. Company.

Under reverse merger accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, ReachOut, the Company’s financial statements prior to the closing of the reverse acquisition; reflect only the business of ReachOut and its subsidiaries.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At January 31, 2024 and 2023, all of the Company’s cash and cash equivalents were held at accredited financial institutions. As of January 31, 2024, the Company held no bank deposits in excess of insured amounts at one financial institution.

The Company’s subsidiary, Innovative Design Networks, has one client with outstanding unpaid account representing a total of 68% of the accounts receivable balance at January 31, 2024. The RedGear subsidiary has one client with an outstanding unpaid accounts receivable representing a total of 58% of its total receivables as of January 31, 2024.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the three months ended January 31, 2024 or 2023.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended January 31, 2024.

Deferred Financing Costs

All unamortized deferred financing costs related to the Company borrowings are presented in the consolidated balance sheets as a direct deduction from the related debt. Unamortized deferred financing fees related to the issuance of preferred stock of $322,756 are included in prepaid expenses and other current assets. Amortization of these costs is reported as interest and financing costs included in the consolidated statement of operations.

Inventory

Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has expired or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventories at January 31, 2024 and 2023 were $52,886 and $0, respectively. Inventory consists of technology related equipment purchased for customers having contractual obligations to pay for the equipment upon delivery.

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

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. The total potentially dilutive shares calculated is 7,891,144,897 at January 31, 2024. As of January 31, 2024: there are obligations to issue Series A Preferred Stock which are convertible into 1,020,062,029 shares of common stock; the Series A Preferred shares outstanding convertible into XXX of common shares; the Series C Preferred shares outstanding may convert into 2,795,909,680 common shares; the Series D Preferred shares outstanding may convert into 399,415,669 common shares; the warrants outstanding my convert into 305,757,519 common shares; and there are 3,370,000,000 potentially dilutive shares arising from the conversion value of the convertible notes payable. It should be noted that contractually the limitations on obligation to convertible note holders and issue Series A Preferred Stock that limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s Chairman of the Board of Directors holds a control block of Series A Preferred Stock which confers upon him a majority vote in all Company matters including authorization of additional common shares or to reverse split the stock. As of January 31, 2024, and 2023, potentially dilutive securities consisted of the following:

	January 31, 2024	January 31, 2023
Series A Preferred Stock Payable	1,020,062,029	201,036,774
Series A Preferred Stock outstanding		170,358,198
Series C Preferred Stock outstanding	2,795,909,680	-
Series D Preferred Stock outstanding	399,415,669	-
Warrants	305,757,519	-
Third party convertible debt	3,370,000,000	56,207,229
Total	7,891,144,897	427,602,201

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

The table below classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of January 31, 2024 and October 31, 2023.

	At January 31, 2024			At October 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$30,070,971	-	-	$-

A roll-forward of the level 3 valuation financial instruments is as follows

Derivative Liabilities
Balance at October 31, 2023	$-
Charged to derivative expense upon issuance of related note	17,515,030
Classified as initial debt discount upon issuance of related note	936,000
Fair Value adjustments - convertible note	11,619,941
Balance at January 31, 2024	$30,070,971

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the three months ended January 31, 2024 is as follows:

Inputs	January 31, 2024
Stock price	$0.009
Conversion price	$0.0003
Volatility (annual)	357%
Risk-free rate	5.18%
Dividend rate	-
Years to maturity	1.26

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of January 31, 2024, and 2022, no liability for unrecognized tax benefits was required to be reported.

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”), effective January 1, 2018. The Company determines revenue recognition through the following steps:

Identification of a contract with a customer;

Identification of the performance obligations in the contract;

Determination of the transaction price;

Allocation of the transaction price to the performance obligations in the contract; and

Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers in an amount that reflects the consideration expected to be received in exchange for transferring goods or services to customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.

It is management’s practice to only invoice for services and goods to be provided within the coming month. While services may not be fully transferred the client is in fact obligated to pay the invoiced amount unless the contract is terminated with prior notice.

Advertising Costs

Advertising costs are expensed as incurred and are included in General and Administrative expenses.

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of January 31, 2024 and 2023 the Company had recorded $0 and $0 in deferred offering costs, respectively. The costs of $305,000 recognized during the year ended December 31, 2021, were recognized as a charge to additional paid in capital during the three months ended January 31, 2023.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. In accordance with ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting share-based payment transactions for acquiring goods and services from nonemployees are included. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

Business Combinations

In accordance with ASC 805-10, “Business Combinations”, we account for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that we hold in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in our results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

Related Party Transactions

The Company follows FASB ASC subtopic 850-10, “Related Party Transactions”, for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20, related parties include: a) our affiliates; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management; d) our principal owners; e) our management; f) other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC Topic 840). Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC Topic 842 effective June 1, 2020. The adoption of ASC Topic 842 did not have a material impact on the Company’s consolidated financial statements.

The Company’s subsidiaries have recognized the Right of Use assets and related liabilities for leases and sublease for the office facilities in New Jersey, Texas and Arizona during the years ended December 31, 2023 and 2022, and following the acquisitions are accounted for under ASC 842. The corporate office is an informal arrangement which provides for office space in a shared office environment with a company controlled by the CEO and is exempt from ASC 842 treatment. During the year ended December 31, 2023 and 2022 the Company recognized lease liabilities of $767,068 (2024) and $174,098 (2023) and the related right-of-use asset for the same amounts, and will amortize both over the life of the lease.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. ASU 2018-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2018-07 on February 13, 2020 and the adoption did not have a material impact on its financial statements.

In May 2014, the FASB issued ASC 606, providing new revenue recognition guidance that superseded existing revenue recognition guidance. The update, as amended, requires the recognition of revenue related to the transfer of goods or services to customers reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as well as additional qualitative and quantitative disclosures about revenues. The Company adopted the new revenue recognition guidance as of February 13, 2020. The adoption of this standard had no material impact on its financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470- 20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted ASU 2017-11 on February 13, 2020 and the adoption did not have a material impact on its financial statements.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company adopted ASU 2020-06 on February 13, 2020 and the adoption did not have any impact on its financial statements.

Management does not believe that any other recently issued accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 3 – GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt and the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $33,863,147 for the three months ended January 31, 2024, and has incurred negative cash flows from operations for the period. As of December 31, 2023, the working capital deficit, stockholders’ deficit, and accumulated deficit was $37,541,822, $31,793,719 and $42,680,162, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty

NOTE 4 – PROPERTY & EQUIPMENT

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	January 31, 2024	October 31, 2023
Property and equipment	$1,144,536	$738,039
Less: accumulated depreciation	(526,101)	(108,085)
Property and equipment, net	$618,435	$629,954

Property and equipment consisted of vehicles, leasehold improvements and computers and other network technology equipment, primarily located in the RedGear office facilities.

NOTE 5 – LOAN RECEIVABLE

NOTE 6 – GOODWILL

The Company acquired the operations, assets and liabilities of Innovative Network Designs, LLC during the year ended December 31, 2022. The Company recognized goodwill of $5,363,173. During the year ended December 31, 2023 the Company acquired the operations, assets and liabilities or RedGear, LLC and recognized goodwill of $2,510,029. The goodwill asset is compared to its fair value at least annually. The Company follows ASC 350 20 – Goodwill.

Membership Interest Purchase Agreement

Innovative Network Designs, LLC

The Company entered into a Membership Interest Purchase Agreement on August 1, 2022 with Innovative Network Designs, LLC, a New Jersey limited liability company and acquired 100% of the member’s interest of Innovative Network Designs, LLC, in exchange for cash, notes payable, commitment to purchase universal life insurance policies for the two principals and 500,000 restricted shares of the Company’s common stock. The transaction was deemed to be a business combination and the Company applied acquisition accounting under ASC 805. Upon closing (September 2, 2022) the total value of the consideration given for the purchase was $6,018,193. Included in the purchase consideration: is the commitment to pay universal life insurance policies for a total cash value of $3,150,000 over seven years ($382,500 annually), which the Company anticipates will be financed by a third party; a term promissory note (24 months with a ballon payment at maturity); a promissory note secured by a second priority lien on all the Company’s membership interests and other defined assets (amortizable); and 500,000 shares of the Company’s common stock, valued at $1.00 per share (the offering price of the Company’s regulation A offering documents). The purchase price was allocated to net tangible assets of $655,020 with the balance of $5,363,173 allocated to goodwill, which is not amortized to expense (see note 5). The assets and liabilities (with the exception of the lease related items) are short term and therefore book value approximates the fair value. Management believes that there is significant value in the customer list and the trade name, but has not done separate valuation analysis. An impairment analysis will consider each potential sub component (customer list, workforce in place etc.) of the Goodwill recorded in accordance with the relevant accounting standards at least annually and more frequently should there be any financial or economic issues suggesting an impairment.

Assets Acquired and Liabilities Assumed

Assets Acquired	Fair Value
Cash	$613,077
Accounts Receivable	217,816
Prepaid Expenses	62,706
Right of Use Asset	109,456
Total Assets	$1,003,055
Liabilities Assumed
Accounts Payable	$49,936
Accrued Expenses	118,521
Sales Tax Payable	70,122
Lease Liabilities	109,457
Total Liabilities	$348,036

Consideration Value
Cash	$325,000
Convertible Note	1,175,000
Universal Life Insurance Commitment	3,150,000
Promissory Note	868,193
Common Stock	500,000
Total Purchase Price	6,018,193
Less, net asset value	655,020
Value of intangible assets	$5,363,173

Acquisition - Red Gear LLC

The Company entered into a Membership Interest Purchase Agreement on September 29, 2023 with RedGear, LLC, a Texas limited liability company and acquired 100% of the member’s interest of RedGear, LLC, in exchange for cash, a note payable and the assumption of certain liabilities of RedGear, LLC. The transaction was deemed to be a business combination and the Company applied acquisition accounting under ASC 805. Upon closing (September 29, 2023) the total value of the consideration given for the purchase was $2,564,035 The purchase price was allocated to net tangible assets of $54,006 with the balance of $2,510,029 allocated to goodwill, which is not amortized to expense. The Company hired an independent accounting firm to validate the Adjusted EBITDA (as defined in the closing documents). The results of the validation may result in a purchase price adjustment. The fair value of certain assets and liabilities may result in an adjustment to the carrying value of the investment in RedGear, LLC. Management believes that there is significant value in the customer list and the trade name, but has not done separate valuation analysis. An impairment analysis will consider each potential sub component (customer list, workforce in place etc.) of the Goodwill recorded in accordance with the relevant accounting standards at least annually and more frequently should there be any financial or economic issues suggesting an impairment.

Assets Acquired and Liabilities Assumed

Assets Acquired	Fair Value
Cash	$58,455
Accounts Receivable	108,318
Receivable, Related Party	126,643
Inventory	259,011
Fixed Assets,	548,552
Right of Use Asset	485,874
Total Assets	$1,693,949
Liabilities Assumed
Accounts payable	$46,278
Accrued Expenses	57,856
Bank line of credit	50,000
Vehicle and equipment loans payable	469,539
SBA Loan	423,000
Lease Liabilities	592,970
Total Liabilities	$1,639,942

Consideration Value
Cash	$1,249,248
Promissory Note	1,314,787
Total Purchase Price	2,564,035
Tangible Net Assets	54,006
Value of intangible assets	$2,510,029

NOTE 7 – THIRD PARTY NOTES PAYABLE

	January 31, 2024	October 31, 2023
Note principal	$202,206	$184,296

During the three months ended January 31, 2024, $17,910 of related party notes payable were reclassified to notes payable (third parties) as the former officer is not a related party. There is no interest due on the note.

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of January 31, 2024, accrued interest amounted to $15,151.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of January 31, 2024, accrued interest amounted to $12,180.

On March 27, 2017, the Company issued Craigstone Ltd. A promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of January 31, 2024, accrued interest amounted to $8,265.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of January 31, 2024, accrued interest amounted to $2,905.

On July 28, 2017, the Company issued Backenald Trading Ltd. A promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of January 31, 2024, accrued interest amounted to $12,405.

On January 24, 2020, the Company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of January 31, 2024, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the Company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of January 31, 2024, following forgiveness of $5,000 and $6,131 of principal and interest respectively the balance due on this note for principal and interest is $0 and $0, respectively.

On June 1, 2023, the Company issued a third party a promissory note in the principal amount of $40,675, bearing interest at the rate of 5% per annum, and maturing on June 1, 2024. During the three months ending January 31, 2024, an additional $15,000 was advanced to the Company bringing the total principal due to $55,675, ss of January 31, 2024.

The Company was also indebted to a third party for a total of $24,656, for a non-interest-bearing note. This note was in default since December 30, 2015.

NOTE 8 – SELLERS’ TERM AND SECURED NOTES PAYABLE

On October 1, 2022 the Company’s subsidiary ReachOut issued a term promissory note to the sellers of the membership interest in Innovative Network Designs LLC. Under the option selected by the holder of the note, a ballon payment of principal is due on October 1, 2024. The note principal is $1,175,000 bears interest at 24%, matures on October 1, 2024. The principal $1,175,000 and accrued interest at January 31, 2024 is $351,534.

On October 1, 2022 the Company issued a secured promissory note to the sellers of the membership interest in Innovative Network Designs LLC. The note principal is $868,193 bears interest at 7%, matures on April 2, 2025. The note amortizes over the term with the first principal payment of $96,466 due on April 15, 2023, along with $37,463 of accrued interest. Subsequent quarterly payments of interest and principal begin on July 15, 2026 and continue through maturity. The note is secured by a second priority lien on the membership interest purchased by the Company and certain other assets related to the acquisition. The current portion due is $467,430 and the non-current portion due is $192,932, as of December 31, 2023. Accrued interest is $72,869 as of December 31, 2023.

On September 29, 2023, the Company issued a promissory note to the former members of RedGear, LCC as partial payment for the RedGear acquisition. The note principal is $1,314,787, bears interest at 8% and matures on September 28, 2024. Principal is subject to adjustment based on the findings of a third-party accounting firm related to EBITDA reported compared to actual. The examination is not complete and therefore no adjustment is warranted at December 31, 2023. Accrued interest is $26,800 as of December 31, 2023.

Period	Principal	Interest	Total
January 15, through October 15, 2024	1,782,217	198,699	560,746
January 15, through March 2, 2025	192,932	4,255	197,187
Totals	$1,975,149	$202,954	$2,183,870

NOTE 9 – OFFICER LIFE INSURANCE PREMIUMS PAYABLE

On October 1, 2022, the Company committed to paying life insurance with the sellers of the membership interest in Innovative Network Designs LLC. The total amount of the liability was $3,150,000 to be paid in equal installments of $450,000 over seven years. The current portion due is $450,000 and the non-current portion due is $2,250,000, as of January 31, 2024.

Year Ended December 31:	Insurance Premiums Due
2024	450,000
2025	450,000
2026	450,000
2027 - 2029	1,350,000
Total	$2,700,000

NOTE 10 – LOANS PAYABLE

The Company has an SBA loan with monthly payments that matures on March 13, 2026. The balance due on this loan as of January 31, 2024 and 2022, is $589,092 and $595,092, respectively. As of July 31, 2023, the interest rate on this loan has increased to 10.25% from its original 5.25%. (see note 15)

The Company has a line of credit requiring monthly payments. On December 24, 2021, $106,201 from a CD was applied to the Line of Credit balance. On April 5, 2023, a property pledged as collateral by David Yuengling was taken over by Mid Penn Bank. The property’s appraised value of $204,360 was applied to the principal of the Line of Credit and recognized as gain on extinguishment of debt. The balance due on this loan as of January 31, 2024 and October 31, 2022, is $489,439 and $693,799, respectively. As of January 31, 2024, the interest rate on this loan has increased to 9.5% from its original 4.25%. (see note 15)

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Post Reverse Merger Issuances

On November 10, 2023, YCRM issued a convertible note payable, warrants to purchase to the Company’s common stock and Series D Preferred Shares to Trillium Partners, L.P. The convertible note has principal of $470,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. $436,000 was received as cash and $34,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $1,842,315, $1,406,315 was charged to loss on issuance (derivative expense) and $436,000 was charged to debt discount to be amortized over the term of the note.

On December 1, 2023, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on August 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the note’s fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $15,000 was charged to interest expense on issuance.

On January 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on September 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the note’s fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $15,000 was charged to interest expense on issuance.

On January 11, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $539,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. $500,000 was received as cash and $39,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $16,608,715, $16,108,715 was charged to loss on issuance (derivative expense) and $500,000 was charged to debt discount to be amortized over the term of the note.

Legacy Convertible Notes

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

The following table summarizes the legacy convertible notes outstanding as of October 31, 2023:

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

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the year ended is as follows:

Inputs	October 31, 2023	Initial Valuation
Stock price	$0.0012	$0.01 - 0.038
Conversion price	$0.0006 - 0.0007	$0.0025 - 0.0069
Volatility (annual)	230.13% - 240.8%	222.7% - 326.6%
Risk-free rate	5.3%	3.6% - 4.8%
Dividend rate	-	-
Years to maturity	0 - 0.85	0.41 - 1

NOTE 12 – RELATED PARTY TRANSACTIONS

In February 2020, the Company recorded stock compensation expense of $110,000 for the accrual of the founder’s stock issuances with a corresponding entry to loan payable, related party. The loan payable, related party balance was reduced to $0 upon the issuance of the 1,000,000 shares of Series A convertible preferred stock and 10,000,000 shares of common stock issued to the founder. During 2020, 66,669 Restricted Stock Units (“RSUs”) were issued to the CEO (and Chairman of the Board) for compensation. The RSUs fully vest over one year of the issuance date and are fully vested as of December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company’s CEO advanced the Company funds for operating expenses. At December 31, 2023 and 2022, the outstanding balances owed were $132,225 and $132,225, respectively. No interest is due on this informal arrangement. No such advances were issued during the year ended December 31, 2023.

During the years ended December 31, 2023 and 2022, an entity controlled by the CEO advanced (net of repayments) the Company $809,141 and $619,399, respectively. The Company used the funds to pay various operating expenses. The balance due is $1,428,540 at December 31, 2023 and is included in due to affiliated companies as presented on the balance sheet.

YCRM advanced $436,000 to the Company during the year ended December 31, 2023, which is currently outstanding and is included in due to affiliated companies as presented on the balance sheet.

During the year ended December 31, 2022, the Company issued notes to former owners of the membership interest in Innovative Network Designs, LLC (now ReachOut IND) and committed to purchase universal life insurance for officers of ReachOut IND. The notes issued were a convertible promissory note for $1,175,000 and promissory note for $868,193, the commitment to purchase life insurance totaled $3,150,000, see footnotes 5, 6 and 7.

During the year ended December 31, 2023, the Company issued 11,000,000 shares of the Company’s common stock to the CEO as founder shares.

During the year ended December 31, 2023, the Company issued notes totaling $1,314,787 to the former owners of the membership interest in RedGear, LLC and paid cash of $1,249,248, see footnotes 5, and 7.

The Company’s subsidiary RedGear LLC has $40,000 outstanding for bank line of credit at December 31, 2023. The line of credit account is held under the name of a former member of RedGear, LLC.

Compensation due to a current officer of RedGear amounts to $137,500 at December 31, 2023.

RedGear is obligated under office leases to a company controlled by the former owners of the RedGear membership interests. The office space is in two locations in the city of El Paso, Texas and covers approximately 10,000 square feet in total. The liability as calculated for the right to use asset (under ASC 842) is $406,015, which is included in the lease amounts for the year ended December 31, 2023 in note 11.

The Company and the former principle of ReachOut IND entered into an employment agreement. The former head of ReachOut IND is named as Regional Vice President of Northeast (the Executive) at an annual salary of $250,000, plus incentive compensation with a target bonus of 10% of salary and a equity incentive of up to $1,400,00 value of Restricted Stock Units vesting ratably over seven years. The Executive is also given an annual expense stipend of $5,000, eligibility for employee benefits and specified paid leave. The initial term of the agreement is 24 months. (see note 12)

In June 2022, Everett Dickson advanced the Company $6,000 for a general operating expense. The $6,000 was repaid the following month.

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

On September 1, 2023, Everett Dickson deposited $2,000, into the Company’s bank accounts to fund payments. The transaction is considered a loan advance and is evidenced by a note payable issued to Everett Dickson. As of January 31, 2024 the note balance due to Everett Dickson is $17,410, is due upon demand and does not bear interest.

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

On October 30, 2023, the Company awarded Mr. Bohorad 3,000,000 shares of restricted common stock to facilitate the preparation of financial statements and in the transition of the Company to new ownership. (see note 15)

NOTE 13 – TEMPORARY EQUITY

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

As of January 31, 2024, the Company has preferred stock to be issued in the amount of $357,022, following conversions to 50,000,000 common shares. Based on the terms of the Agreement as of January 31, 2024, the preferred Series A can be converted at $0.00035 per share, into 1,020,062,029 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown number of preferred shares to be issued and the preferred shares are convertible at the option of the holder, the Company determined that the shares to be issued shall be treated as temporary equity.

On January 26, 2024, Everett Dickson (former CEO and Chairman of the Board of Directors) acquired the preferred series A shares formerly held by Device Corp.

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

NOTE 14 – STOCKHOLDERS’ DEFICIT

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

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. On August 25, 2023, Everett Dickson, Chairman of the Board, agreed to return 4,525,000 shares of Series A preferred Stock to the Company. The shares will be retired by the Company. His remaining 475,000 shares were sold to Mr. Richard Jordan for $140,000, during the three months ended January 31, 2024.

Series C Preferred Stock

The Company has authorized 8,750,000 Series C Preferred Shares of Stock, effective December 13, 2023. The shares have a stated value of $3.00 per share, earns a 2% dividend on the stated value, which is cumulative and payable solely upon redemption. The stock has voting rights equal to the number of common shares into which the preferred shares may be converted. At any time following 180 days from the date of issuance the preferred stock in aggregate can be converted into 87.5% of the outstanding common stock for a period of twenty-four months from the date of issuance of the Series C Preferred Stock.

Under the terms of the Share Exchange Agreement the Company issued 8,750,000 shares of Series C Preferred Stock to the owners of ReachOut common stock in exchange for 100% of the shares of ReachOut.

Using a Black-Scholes model the preferred Series C stock was valued at $3,329,851 and was charged to stock compensation for employees and service providers. The accrued dividend of 2% of the stated value ($3.00 per share) was calculated to be $117,945.

Series D Preferred Stock

The Company has authorized 1,250,000 Series D Preferred Shares of Stock, effective December 13, 2023. The shares have a stated value of $1.00 per share, earns a 2% dividend on the stated value, which is cumulative and payable solely upon redemption. The stock has voting rights equal to the number of common shares into which the preferred shares may be converted. At any time following 180 days from the date of issuance the preferred stock in aggregate can be converted into 12.5% of the outstanding common stock for a period of twenty-four months from the date of issuance of the Series D Preferred Stock.

Under the terms of the Security Purchase Agreement to issue Trillium Partners 1,000,000 shares of Series D Preferred Stock for a financing commitment and 250,000 shares to Everett Dickson as consideration for surrendering 4,525,000, shares of Series A Preferred Stock.

Using a Black-Scholes model the preferred Series D stock was valued at $475,693 and was charged to acquisition costs and deferred financing to be amortized over the term of the convertible note payable issued on November 10, 2023. The accrued dividend of 2% of the stated value ($1.00 per share) was calculated to be $5,616.

Common Stock

On January 31, 2024 and October 31, 2023, the Company had 2,500,000,000 and 30,000,000 shares of common stock authorized respectively. There were 332,488,710 and 24,907,279 common shares of stock outstanding on January 31, 2024 and October 31, 2023, respectively.

During the three months ended January 31, 2024, there were no issuances of common stock.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

Effective October 2020, the ReachOut’s subsidiary (RedGear, LLC) renewed the lease for the principal offices at 123 West Mills Avenue, El Paso, Texas. The lease extends through September 30, 2025, for $1,350.20 per month with annual escalation of 2%. The liability and Right of Use Asset was recognized for $61,590. No subsequent renewal is certain at January 31, 2024.

Effective October 29, 2021, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 3636 North Central Avenue, Phoenix, Arizona. The lease extends through October 31, 2025, for $3,224.83 per month with annual escalation of 3%. The liability and Right of Use Asset was recognized for $125,364. No subsequent renewal is certain at January 31, 2024.

Effective September 29, 2023, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 10033 Carnegie Avenue, El Paso, Texas. The lease extends through September 28, 2028, for $5,018.00 per month with annual escalation of 3%. The liability and Right of Use Asset was recognized for $232,940. No subsequent renewal is certain at January 31, 2024. The lessor is considered a related party (see note 9).

Effective September 29, 2023, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 6713 Viscount Blvd. El Paso, Texas. The lease extends through September 28, 2028, for $3,600.00 per month with annual escalation of 5%. The liability and Right of Use Asset was recognized for $173,076. No subsequent renewal is certain at January 31, 2024. The lessor is considered a related party (see note 9).

On May 1, 2021 the ReachOut’s subsidiary IND entered into a sublease for its office in Whippany, NJ for a term commencing on June 1, 2021 extending through February 28, 2025 at an initial monthly rent of approximately $4,847. The liability and Right of Use Asset was recognized for $174,076. The sublease is only renewable under the condition that the sublandlord renews its lease, therefore no subsequent extension is considered in the lease Right of Use Asset or the related lease liability beyond the initial term.

The Company recognized a right-of-use assets of and a related lease liabilities of $767,068, which represents the fair value of the lease payments calculated as present value of the minimum lease payments using a discount rate of 12.9% on date of the lease execution in accordance with ASC 842. The asset and liability will be amortized as monthly payments are made and lease expense will be recognized on a straight-line basis over the term of the sublease.

The offices for ReachOut are shared with a related party ReachOut IL (an S corporation), under an arrangement that is not formalized.

Right of use asset (ROU) is summarized below:

	January 31, 2024	October 31, 2023
Operating lease at inception	$767,068	$767,068
Less accumulated reduction	(248,101)	(64,642)
Balance ROU asset	$518,968	$702,426

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception	$767,068	$767,068
Reduction of lease liabilities	(248,147)	(64,641)
Total lease liabilities	$518,920	$702,427
Less: current portion	(171,316)	(171,618)
Lease liabilities, non-current	$347,605	$530,809

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$707,347	$907,445
Less discount to fair value	(188,124)	(205,018)
Total lease liability	$519,223	$702,427

Future minimum lease payments under non-cancellable operating leases at January 31, 2024 are as follows:

Years ending December 31,	Amount
2024	221,119
2025	166,502
2026	110,289
2027	116,928
2028	90,510
Total minimum non-cancelable operating lease payments	$707,347

For the three months ended January 31, 2024 rent expense was for RedGear, LLC was $57,697.

Other Commitments

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

An individual has asserted that the Company owes approximately $500,000 for a promissory note issued by a company that was never owned by the public company nor its subsidiary. Legal counsel has reviewed the claim and found no relationship to this debt nor any assumptions of the debt by the Company. While there is risk that there may be litigation over this claim, the Company believes that it is unlikely that the claim will prevail.

On December 1, 2023, the Company entered into a service agreement with Frondeur Partners LLC (“Frondeur”). Frondeur will provide accounting, reporting and consulting services on monthly basis. On December 1, 2023, the Company executed a corporate services agreement with Frondeur Partners LLC a Nevada limited liability company. Under the terms of the agreement the Company will receive accounting and reporting services. As compensation Frondeur will receive monthly payments of $10,000 in cash and a convertible promissory note for $15,000 The notes are convertible into the Company’s common stock at a 50% discount to the market price (defined in the notes). As of the date of issuance of this report the Company has issued three such notes (December 1, 2023, January 1, and February 1, 2024), which are to be accounted for as stock settled debt under ASC 480.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Legal Matter

On April 26, 2024, ReachOut Technology Corp. (“ReachOut”), a wholly-owned subsidiary of the Company filed a lawsuit (Case No. 1:24-cv-03408) in the United States District Court for the Northern District of Illinois, against the former members of RedGear, related to certain representations and warranties made by the Defendants in the Membership Interest Purchase Agreement, dated September 29, 2023, under which ReachOut acquired 100% of Red Gear. The lawsuit was served on the defendants on April 30, 2024, and no answer has yet been filed.

Securities Issued

On February 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On March 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On April 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on December 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On April 3, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $135,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 18,939,394 shares of common stock for $0.0003 (subject to certain specified adjustments) for a period of seven years from the date of issuance.

On May 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on January 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

Asset Purchase

On April 8, 2024, the Company acquired the assets of Singer Networks LLC (Singer), an Illinois limited liability. Singer is a service provider that manages the technology needs for its clients. Under the terms of the agreement the Company has acquired all the tangible and intangible assets of Singer with the exception of cash and bank accounts, accounts receivable (as of closing date) and the Singer benefit plan. The purchase price is comprised of $121,413 in cash and 750,000 preferred shares of Yuengling’s Ice Cream Corporation (“YCRM”). The preferred shares have a stated value of $1.00 and are convertible in YCRM common shares under the terms of the Certificate of Designation.

Change to Employment Agreement

On May 3, 2024, the employment agreement with the former principle of ReachOut IND has been amended in accordance with the terms of the employment agreement. The amendment takes effect on May 16, 2023, and reduces annual compensation to $125,000, and alters the responsibilities of his management role.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements

There are “forward-looking statements” contained in this quarterly report. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

●	Our failure to earn revenues or profits;

●	Inadequate capital to continue business;

●	Volatility or decline of our stock price;

●	Potential fluctuation in quarterly results;

●	Rapid and significant changes in markets;

●	Litigation with or legal claims and allegations by outside parties; and

●	Insufficient revenues to cover operating costs.

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

Overview

Yuengling’s Ice Cream Corporation, (f/k/a Aureus, Inc.) (“Yuengling’s,” “YCRM,” or the “Company”) was incorporated in Nevada on April 19, 2013, under the name “Aureus Incorporated.” The Company was initially organized to develop and explore mineral properties in the state of Nevada. Effective December 15, 2017, the name was changed to “Hohme, Inc.,” and, effective February 7, 2019, the Company changed its name to “Aureus, Inc. and on September 14, 2021, the Company changed their name to Yuengling’s Ice Cream Corporation”. The Company is currently active in the state of Nevada.

In November, 2023, YCRM completed its acquisition of ReachOut Technology Corp. (“ReachOut”). ReachOut is a Managed Service Provider (MSP) that provides cybersecurity and IT services to Small to Medium Sized Businesses (SMBs). Management is highly experiences with business operation as well as acquisition and integration. After the closing of the ReachOut transaction, the Company agreed to assign the ice cream assets to Mid Penn Bank in return for the cancellation of the bank debt. The Company also ceased its Aureus Micro Markets operations at the time the ReachOut agreement was signed.

Results of Operations

The three months ended January 31, 2024 compared to the three months ended January 31, 2023

Revenue

For the three months ended January 31, 2024 and 2023, we had revenue of 1,854,099 and 1,024,073 respectively. The increase in revenue is primarily due to the acquisition of RedGear, LLC on September 29, 2023

Cost of Goods

For the three months ended January 31, 2024 and 2023, cost of revenue was $1,484,526 and $445,025 respectively. The increase in Cost of Goods also is attributable to the acquisition of RedGear, LLC

General and administrative expenses

We had $4,452,953 of general and administrative expenses (“G&A”) for the three months ended January 31, 2024, compared to $596,766 for the three months ended January 31, 2023, an increase of $3,856,187. The increase is largely due to the RedGear, LLC acquisition.

Other income (expense)

For the three months ended January 31, 2024, we had total other expenses of $29,780,038, compared to total other expenses of $11,062 for the three months ended January 31, 2023. In the current period we incurred $165,494 of interest expense and $68,414 of interest expense for the three months ended January 31, 2023. The company had a gain of $1,170,399 in the current period for the extinguishment of debt. And, we had derivative loss of $30,784,943 for the three months ended January 31, 2024 compared to a derivative gain of 57,352 for the three months ended January 31, 2023.

Net loss

We incurred a net loss of $33,863,147 for the three months ended January 31 2024, compared to a net loss of $28,780 for the three months ended January 31, 2023. Our increase in net loss is primarily due to the acquisition of RedGear, LLC and the large derivative loss associated with issuances and conversions.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended January 31, 2024, was $1,052,748 compared to $662,000 of cash used in operating activities for the three months ended January 31, 2023.

Cash Flows from Financing

For the three months ended January 31, 2024, we netted $1,222,384 from financing activities. We had $113,177 in payment on seller notes, received $936,000 in proceeds for convertible notes payable, paid $80,941 on financial institution arrangements, and received $399,561 in proceeds in related party loans. For the three months ended January 31, 2023, we netted $663,192 in financing activities, through proceeds of related party loans.

Going Concern

As of January 31 2024, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of January 31, 2024.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

An individual has asserted that the Company owes approximately $500,000 for a promissory note issued by a company that was never owned by the public company nor its subsidiary. Legal counsel has reviewed the claim and found no relationship to this debt nor any assumptions of the debt by the Company. While there is risk that there may be litigation over this claim, the Company believes that it is unlikely that the claim will prevail.

On April 26, 2024, ReachOut Technology Corp. (“ReachOut”), a wholly-owned subsidiary of the Company filed a lawsuit (Case No. 1:24-cv-03408) in the United States District Court for the Northern District of Illinois, against the former members of Red Gear, LLC (“Red Gear”) related to certain representations and warranties made by the Defendants in the Membership Interest Purchase Agreement, dated September 29, 2023, under which ReachOut acquired 100% of Red Gear. The lawsuit was served on the defendants on April 30, 2024, and no answer has yet been filed.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 9, 2023, the Yuengling’s Ice Cream Corporation closed the Share Exchange and Control Block Transfer Agreements with ReachOut Technology Corp. (“ReachOut”) whereby 100% of the membership interests of ReachOut were exchanged for Series C Preferred Stock which is convertible into 87.5% of the total issued and outstanding shares of common stock of the Company (fully diluted basis) as determined at the consummation of the acquisition.

Under the terms of the Control Block Transfer Agreement, Everett Dickson (former CEO) is to sell all his remaining Series A Preferred Stock to Richard Jordan (new CEO) for $140,000.

The Company has authorized 8,750,000 Series C Preferred Shares of Stock, effective December 13, 2023. The shares have a stated value of $3.00 per share, earns a 2% dividend on the stated value, which is cumulative and payable solely upon redemption. The stock has voting rights equal to the number of common shares into which the preferred shares may be converted. At any time following 180 days from the date of issuance the preferred stock in aggregate can be converted into 87.5% of the outstanding common stock for a period of twenty-four months from the date of issuance of the Series C Preferred Stock.

Under the terms of the Share Exchange Agreement the Company issued 8,750,000 shares of Series C Preferred Stock to the owners of ReachOut common stock in exchange for 100% of the shares of ReachOut.

The Company has authorized 1,250,000 Series D Preferred Shares of Stock, effective December 13, 2023. The shares have a stated value of $1.00 per share, earns a 2% dividend on the stated value, which is cumulative and payable solely upon redemption. The stock has voting rights equal to the number of common shares into which the preferred shares may be converted. At any time following 180 days from the date of issuance the preferred stock in aggregate can be converted into 12.5% of the outstanding common stock for a period of twenty-four months from the date of issuance of the Series D Preferred Stock.

Under the terms of the Security Purchase Agreement to issue Trillium Partners 1,000,000 shares of Series D Preferred Stock for a financing commitment and 250,000 shares to Everett Dickson as consideration for surrendering 4,525,000, shares of Series A Preferred Stock.

On November 10, 2023, YCRM issued a convertible note payable, warrants to purchase to the Company’s common stock and Series D Preferred Shares to Trillium Partners, L.P. The convertible note has principal of $470,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. $436,000 was received as cash and $34,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $1,842,315, $1,406,315 was charged to loss on issuance (derivative expense) and $436,000 was charged to debt discount to be amortized over the term of the note.

On December 1, 2023, the Company entered into a service agreement with Frondeur Partners LLC (“Frondeur”). Frondeur will provide accounting, reporting and consulting services on monthly basis. On December 1, 2023, the Company executed a corporate services agreement with Frondeur Partners LLC a Nevada limited liability company. Under the terms of the agreement the Company will receive accounting and reporting services. As compensation Frondeur will receive monthly payments of $10,000 in cash and a convertible promissory note for $15,000 The notes are convertible into the Company’s common stock at a 50% discount to the market price (defined in the notes). As of the date of issuance of this report the Company has issued three such notes (December 1, 2023, January 1, and February 1, 2024), which are to be accounted for as stock settled debt under ASC 480.

On December 1, 2023, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on August 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the note’s fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $15,000 was charged to interest expense on issuance.

On January 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on September 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the note’s fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $15,000 was charged to interest expense on issuance.

On January 11, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $539,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. $500,000 was received as cash and $39,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $16,608,715, $16,108,715 was charged to loss on issuance (derivative expense) and $500,000 was charged to debt discount to be amortized over the term of the note.

On February 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On March 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On April 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on December 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On April 3, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $135,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 18,939,394 shares of common stock for $0.0003 (subject to certain specified adjustments) for a period of seven years from the date of issuance.

On May 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on January 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

YUENGLING’S ICE CREAM CORPORATION

Date: May 15, 2024	By:	/s/ Richard Jordan
Richard Jordan
President and Chief Executive Officer