Form 10-Q/A
period 2024-01-31
Yuenglings Ice Cream Corp
filed 2024-05-17
CIK 1624517

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

i

PART I - FINANCIAL INFORMATION

Explanatory Note:

This Quarterly Report on Form 10-Q for the period ended 1/31/24 has not been reviewed by an independent registered public accounting firm in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, this report is considered deficient and may not fully comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

The Company plans to actively work with its independent registered public accounting firm to remedy the deficiency by completing the necessary review as soon as practicable. Once the review is completed, the Company will file an amendment to this Form 10-Q to include the reviewed financial statements and any additional disclosures as necessary.

ii

ITEM 1. FINANCIAL STATEMENTS

YUENGLING’S ICE CREAM CORPORATION

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and Not Reviewed)

	January 31, 2024	October 31, 2023
	(Unaudited and Not Reviewed)	(Unaudited and Not Reviewed)
ASSETS
Current Assets:
Cash	$219,530	$130,835
Accounts receivable	508,499	292,097
Inventory	52,886	58,832
Prepaid expenses and other current assets	483,278	45,360
Due from officer	140,000	-
Other receivable – affiliate	126,738	126,738
Total Current Assets	1,530,931	653,862

Other Assets:
Other non-current assets	8,618	140,502
Property and equipment, net	618,435	629,954
Right of use asset	518,968	702,426
Goodwill	7,873,202	7,873,202
Total Assets	$10,550,154	$9,999,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,336,473	$551,929
Due to affiliates	1,508,980	1,109,419
Due to officers	347,243	228,058
Due to financial institutions	1,168,948	1,314,485
Notes payable	202,206	-
Seller notes payable	2,844,040	1,669,040
Vehicle and equipment loans	430,967	366,371
SBA loans payable	423,300	423,300
Convertible note payable, net of $920,993 discount	118,007	-
Derivative liability	30,070,971	-
Life insurance payable – sellers, current portion	450,000	450,000
Lease liabilities, current portion	171,618	171,618
Total Current Liabilities	39,072,753	6,284,220

Non-current liabilities
Seller notes payable, non-current portion	192,932	1,481,109
Dividend payable, preferred stock Series C & D	123,561	-
Life insurance payable, non-current	2,250,000	2,250,000
Lease liabilities, non-current portion	347,605	530,809
Total non-current liabilities	2,914,098	4,261,918

Total Liabilities	41,986,851	10,546,138

Commitments and contingencies	-	-

Temporary Equity:
Preferred Series A stock to be issued	357,022	-
Total temporary equity	357,022	-

Stockholders’ Deficit:
Common stock to be issued	-	496,214
Preferred stock, Series A; par value $0.0001; 10,000,000 shares authorized, 475,000 and,000 shares issued and outstanding at January 31, 2024 and 2023, respectively	48	100
Preferred stock, Series C and D, par value $0.0001, 10,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding at January 31, 2024 and 2023, respectively	1,000	-
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 332,488,710 and 24,907,279 shares (par $0.0001) issued and outstanding at January 31, 2024 and 2023, respectively	332,489	2,491
Additional paid in capital	10,480,906	1,783,733
Accumulated deficit	(42,680,162)	(2,828,730)
Total Stockholders’ Deficit	(31,793,719)	(546,192)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$10,550,154	$9,999,946

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and Not Reviewed)

	For the Three Months Ended January 31,
	2024	2023
	(Unaudited and Not Reviewed)	(Unaudited and Not Reviewed)
Revenue	$1,854,099	$1,024,073
Cost of goods sold	1,484,526	445,025
Gross margin	369,844	579,048

Total operating expenses	4,452,953	596,766

Loss from operations	(4,083,109)	(17,718)

Other income (expense):
Interest expense	(165,494)	(68,414)
Derivative: expense, gains and losses from issuances and conversion and changes in fair values	(30,784,943)	57,352
Gain on extinguishment of debt	1,170,399	-
Total other expense	(29,780,038)	(11,062)

Loss before provision for income tax	(33,863,147)	(28,780)
Provision for income tax	-	-
Net loss	$(33,863,147)	$(28,780)

Basic loss per share	$(0.10)	$(0.00)
Diluted loss per share	$(0.10)	$(0.00)

Basic weighted average shares	332,488,710	12,827,048
Diluted weighted average shares	332,488,710	12,827,048

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited and Not Reviewed)

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

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and Not Reviewed)

	For the Three Months Ended January 31,
	2024	2023
	(Unaudited and Not Reviewed)	(Unaudited and Not Reviewed)
Cash flows from operating activities:
Net loss	$(33,276,423)	$(28,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,519	-
Debt discount amortization	88,007	-
Gain on extinguishment of debt	(1,170,399)	(57,352)
Notes issued for service fees	30,000
Convertible note put premiums charged to interest	30,000	-
Derivative expense and changes in fair value	30,784,943	-
Changes in assets and liabilities:
Accounts receivable	(216,402)	(35,210)
Inventory	5,946	-
Prepaid expenses	(165,532)	36,310
Accounts payable and accrued expenses	2,007,587	(73,253)
Other current liabilities	958,006	(504,015)
Officer loan	(140,000)	-
Net cash used in operating activities	(1,052,748)	(662,000)

Cash flows from investing activities:
	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Payment on seller notes	(113,177)	-
Proceeds from convertible notes payable	936,000	-
Payments on lines of credit and other financial institution arrangements	(80,941)	-
Proceeds – related party loans	399,561	663,192
Net cash provided by financing activities	1,222,384	663,192

Net change in cash	88,695	1,192
Cash, beginning of the period	130,835	555,562
Cash, end of the period	$219,530	$556,854

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Activity:
Debt discounts and deferred financing costs recognized	$14,419,763	$-
Issuance of common stock for conversion of temporary equity	$35,000	$-
Reclassification of deferred offering charges to additional paid in capital	$-	$305,000

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

YUENGLING’S ICE CREAM CORPORATION

Date: May 16, 2024	By:	/s/ Richard Jordan
Richard Jordan
President and Chief Executive Officer