Form 10-KT
period 2023-12-31
Yuenglings Ice Cream Corp
filed 2024-09-11
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2023 to December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $756,108

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of September 11, 2024 there, were 349,488,710 shares of common stock outstanding.

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

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ReachOut Technology is not your typical Managed Service Provider (MSP). It is a transformative force in cybersecurity and IT services, dedicated to serving Small to Medium Sized Businesses (SMBs) with unparalleled excellence. Its innovative approach and unwavering commitment to superior solutions have established the organization as industry trailblazers, redefining standards and crafting extraordinary client experiences. At ReachOut, its partners are more than just clients; they are integral members of a movement that is reshaping the future of cybersecurity. ReachOut is on a relentless pursuit to revolutionize the Cybersecurity & IT Service Provider landscape for SMBs, with the goal of creating the first nationwide brand in its sector. The company is leveling the playing field, ensuring that businesses, regardless of size or location, have access to top-tier security solutions.

Organizational History

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

In November, 2023, after the close of the 2023 fiscal year, YCRM completed its acquisition of ReachOut Technology (“ReachOut”). ReachOut is a Managed Service Provider (MSP) that provides cybersecurity and IT services to Small to Medium Sized Businesses (SMBs). Management is highly experienced with business operation as well as acquisition and integration. After the closing of the ReachOut transaction, the Company agreed to assign the ice cream assets to Mid Penn Bank in return for the cancellation of the bank debt. The Company also ceased its Aureus Micro Markets operations at the time the ReachOut agreement was signed.

ReachOut’s Company History

Founding and Vision

ReachOut Technology was founded in 2010 by Rick Jordan, who envisioned creating a transformative force in the cybersecurity and IT services sector. The company was established with a focus on serving Small to Medium Sized Businesses (SMBs), a segment often underserved in terms of advanced IT solutions and cybersecurity. Rick Jordan, a recognized leader in cybersecurity and business, aimed to fill a critical gap in the IT services market, particularly in providing top-tier security solutions to SMBs. His vision was to create a company that not only offered exceptional IT support but also redefined the standards in cybersecurity services.

Growth and Expansion

Since its inception, ReachOut Technology has evolved significantly, growing both organically and through strategic acquisitions. Based in Mokena, Illinois, the company has expanded its reach and services over the years. ReachOut Technology’s areas of expertise have grown to include IT management, cloud services, compliance, data backup services, business strategy, IT consulting, phone systems/VoIP, and most notably, cybersecurity. The company’s growth trajectory has been marked by a focus on acquiring firms that complement and enhance its service offerings, particularly in the realm of cybersecurity.

Strategic Acquisitions and Market Positioning

A key aspect of ReachOut Technology’s growth strategy has been its acquisitions. These strategic moves have allowed ReachOut Technology to increase its market share, cash flow, and earnings, positioning it as a formidable player in the North American MSP market. The company’s approach to acquisitions is methodical, focusing first on MSP companies with stable customer contracts and strong recurring revenue. This strategy, coupled with Rick Jordan’s leadership and the company’s commitment to innovation, has positioned ReachOut Technology as a leading and pioneering MSP in the cybersecurity and IT services industry.

Strengths:

Innovative Approach and Service Excellence

-	ReachOut Technology distinguishes itself with a transformative approach to cybersecurity and IT services, particularly for SMBs. This innovation is underpinned by visionary leadership from CEO Rick Jordan and strategic insights from board member Kevin Harrington.

-	The company’s service excellence is demonstrated through its rapid response times and expert problem resolution, enhancing customer satisfaction and retention.

Robust Annual Recurring Revenue (ARR) and Subscription-Based Services

-	ReachOut Technology boasts a strong ARR model, driven by subscription-based services, ensuring stable and predictable cash flows. This financial stability is crucial for sustaining operations and funding expansion strategies.

-	The subscription model not only ensures consistent cash flows but also aligns with high-margin service models, enhancing the company’s financial health and investment appeal.

Advanced Cybersecurity Solutions

-	The company offers comprehensive security solutions, including 24/7 monitoring, anti-phishing training, custom audits, and compliance with standards like HIPAA and CMMC. These services align with high-margin service models and contribute significantly to the company’s ARR.

Proven Case Studies

-	ReachOut Technology has demonstrated its capability in delivering complex IT solutions through various case studies, reinforcing the company’s market reputation and client trust.

Weaknesses:

Dependence on Acquisition for Growth

-	While acquisition-driven growth can rapidly increase market share, it also poses integration and scalability challenges. This strategy requires careful management to ensure successful integration and to avoid potential operational disruptions.

Market Perception Risks

-	The company’s aggressive growth strategies and high-profile leadership may overshadow operational risks or market adaptability concerns. It’s crucial for ReachOut to balance its growth ambitions with operational stability and market perception.

Opportunities:

Expansion of Customer Base

-	Leveraging the ARR model, ReachOut has significant opportunities to expand its customer base, both domestically and internationally. This expansion is supported by the company’s reputation for quality and innovation in cybersecurity and IT services.

Service Diversification and Innovation

-	Continuous investment in R&D is planned to expand and enhance service offerings, catering to evolving market demands. This includes developing new solutions and enhancing the reliability, availability, and scalability of the cloud security platform.

Strategic Acquisitions

-	Targeted acquisitions are a key part of ReachOut’s strategy to augment organic growth, expand service capabilities, and enhance ARR. This approach focuses on acquiring firms with stable customer contracts and specialized cybersecurity firms.

Tapping into New Market Segments

-	ReachOut is exploring opportunities in underserved sectors like education and compliance-focused businesses, aiming to grow its immediate addressable market.

Threats:

Competitive Market Landscape

-	The MSP market is intensely competitive, with challenges from other MSPs and private equity firms, especially in high-growth areas like cybersecurity.

Technological Evolution

-	Rapid changes in technology and cybersecurity threats necessitate continual service innovation and adaptation. ReachOut must stay ahead of these trends to maintain its market position.

Economic Fluctuations

-	Market and economic conditions could impact the M&A landscape and influence SMB investment in IT services, affecting ReachOut’s growth strategy.

Case Study #1: Effective Response to a Ransomware Attack and Cybersecurity Enhancement

The Scenario:

A prominent logistics company, in the midst of deploying an Endpoint Detection and Response (EDR) solution, was evaluating its alert management processes. While they had a 24/7 response team, it wasn’t dedicated to security operations. The company sought to enhance its team’s capabilities cost-effectively, focusing on specialized threat response. During this critical phase, the company experienced a ransomware attack.

ReachOut Technology’s Intervention

ReachOut Technology swiftly stepped in as the company’s chosen digital forensics and incident response partner, and worked directly with the Secret Service and FBI. The team at ReachOut worked diligently to contain the threat, mitigate further damage, and investigate the attack’s origins. They implemented a managed detection and response system, providing round-the-clock threat management, aligning with the company’s long-term security strategy.

Post-incident, the logistics company transitioned smoothly back to normal operations, appreciating the effectiveness of ReachOut’s response. They decided to retain the 24/7 security monitoring services and further develop their security infrastructure. A transition plan was formulated to fully integrate the company’s chosen EDR solution, as initially planned before the ransomware incident.

Impact and Results:

-	Rapid and Effective Incident Management: ReachOut’s global network of security and digital forensics experts enabled quick and efficient management of the ransomware attack, minimizing downtime and operational disruption.

-	In-Depth Attack Analysis and Recovery: The digital forensics team provided a thorough analysis of the attack, uncovering critical information for recovery and identifying key areas for security enhancement.

-	Enhanced Threat Intelligence: The logistics company benefited from ReachOut’s extensive experience in handling a wide range of cyber incidents, gaining valuable insights and improving their detection capabilities.

-	Comprehensive Threat Visibility: With ReachOut’s technology-agnostic approach, the company achieved a holistic view of potential threats, enhancing their overall security posture.

-	Optimized In-House Security Team: The 24/7 monitoring capabilities allowed the company’s security team to focus on complex systems, leveraging ReachOut’s expertise in frontline threat intelligence.

-	Continuous Risk Assessment: Regular service reviews and ongoing monitoring ensured that the company stayed informed about their risk profile, reducing administrative burdens.

-	Strengthened Cyber Resilience: The insights gained from the incident response and ongoing threat intelligence services provided by ReachOut Technology significantly bolstered the company’s defenses against future cyber threats.

Case Study #2: Strategic IT Transformation for a Growing Legal Firm

The Challenge:

A rapidly expanding legal services firm, facing challenges without an in-house IT team, was concerned about their outdated IT infrastructure. As the firm grew, they realized their current IT setup was not scalable and potentially non-compliant with industry regulations for secure data management. Lacking in-house expertise for strategic technology and cybersecurity decisions, they sought external assistance.

ReachOut Technology’s Solution:

Upon engagement, ReachOut Technology conducted a thorough assessment and identified that the firm’s computers and servers were significantly outdated, posing serious security risks. The first step was migrating the firm to a unified and secure cloud solution, ensuring all employees used consistent business software.

ReachOut Technology then proposed a new network design to replace the outdated infrastructure, which was impeding performance and employee productivity. This included transitioning to a cloud-based document management and retrieval solution, crucial for compliance with strict legal industry standards.

To streamline data storage and retrieval needs and allow for scalable growth, a cloud-based virtual server solution was implemented. Additionally, managed security solutions were put in place to ensure complete compliance with industry regulations.

The Impact:

-	Operational Productivity and Growth: The new network design significantly improved operational productivity, setting the stage for the firm’s continued growth. ReachOut Technology provided comprehensive documentation for maintaining and managing the new systems to the client’s IT staff.

-	Enhanced Data Access and Security: Migrating to the cloud for document storage and retrieval not only facilitated easy access to data across offices but also improved security.

-	Ongoing Co-Managed IT Support: After the initial consulting engagement, the firm chose to retain ReachOut Technology’s services to augment their existing IT staff. This relieved them of routine duties and allowed them to focus on strategic goals for the future.

Traditional MSPs vs. ReachOut Technology’s Approach

Common Issues with Traditional MSPs:

1.	Poor Response Time: Many IT service providers prioritize tickets based on arbitrary criteria, leading to significant delays in addressing issues. This can result in tickets being left unresolved for extended periods, causing frustration for clients.

2.	Inefficient Support Lines: Often, support lines are managed by non-technical dispatch representatives, leading to further delays. When a technician does respond, they may lack a full understanding of the issue, necessitating further escalations and causing additional wait times.

3.	Limited Strategic Advice: Smaller MSPs may not possess the necessary breadth and depth of talent, particularly in cybersecurity, which is crucial for growing businesses seeking to leverage the latest technology trends.

4.	Basic Cybersecurity Services: Many MSPs offer limited cybersecurity services, typically focusing on basic antivirus and perimeter-based detection software. This approach leaves clients vulnerable to sophisticated cyber threats like ransomware and may fail to meet specific industry security standards (e.g., HIPAA, CMMC).

ReachOut Technology’s Differentiated Approach:

1.	Rapid and Prioritized Response: ReachOut Technology ensures that help desk calls are answered by experienced technicians within an average of one minute, with a focus on super-fast resolution times, often under 15 minutes. The priority of issues is determined by the client’s urgency, not arbitrary criteria.

2.	Expert Technical Support: ReachOut’s support line is staffed by knowledgeable technicians who understand clients’ problems from the outset, reducing the need for escalations and ensuring quicker resolutions.

3.	Proactive Strategic Engagement: ReachOut provides dedicated Executive and Technical Account Managers who engage proactively with clients. This includes weekly performance reviews, quarterly business reviews, scheduled cybersecurity stress tests, and support from a Professional Services team that includes vCIOs and vCISOs.

4.	Advanced Cybersecurity Services: ReachOut boasts a large team of security professionals offering advanced security software solutions, backed by a 24/7 Security Operations Center (SOC). Services include anti-phishing training, custom audits, Business Continuity and Backup and Disaster Recovery (BDR) plans, ransomware protection, and fully managed security services. ReachOut specializes in building IT and cybersecurity solutions compliant with standards like HIPAA, NIST SP 800-171, CMMC, CIPA, and more.

ReachOut Technology stands out in the MSP landscape by addressing common pain points with rapid response times, expert support, strategic advice, and advanced cybersecurity services. This approach not only resolves the typical frustrations experienced with traditional MSPs but also positions ReachOut as a leader in providing comprehensive, client-focused IT and cybersecurity solutions.

ReachOut Technology’s Future Growth Strategy

1.	Acquisitions to Increase Market Share:

Strategy: ReachOut plans to identify and acquire other MSP firms and cybersecurity assets, focusing on those with stable customer contracts and strong recurring revenue, as well as specialized technologies and complementary products.

Approach: The acquisition process involves identifying potential liabilities, streamlining operations to reduce costs, and forecasting financial impacts before execution and integration.

2.	Winning New Customers:

Objective: The company aims to significantly expand its customer base both domestically and internationally, tapping into new markets and sectors.

Method: This expansion will be achieved through targeted marketing, enhanced service offerings, and leveraging the company’s reputation for quality and innovation.

3.	Expanding Within Existing Customers:

Land-and-Expand Approach: ReachOut intends to deepen its relationships with existing customers by selling subscriptions to additional users, offering suites with more functionality, and providing a la carte services.

Customer Engagement: This strategy involves understanding and responding to existing customers’ evolving needs, thereby increasing customer loyalty and revenue per customer.

4.	Service Expansion and Innovation:

R&D Investment: Continued investment in research and development is planned to add new solutions to the product portfolio and enhance the reliability, availability, and scalability of the cloud security platform.

Innovation Focus: Emphasis on developing cutting-edge solutions that address emerging cybersecurity threats and IT service needs.

5.	Targeting Additional Market Segments:

Market Expansion: ReachOut is targeting expansion into small businesses, the education sector, and companies requiring IT and cybersecurity compliance with U.S. state and federal government agencies.

Addressable Market Growth: This expansion aims to grow the company’s immediate addressable market in the near- to medium-term.

ReachOut Technology’s growth strategy is multifaceted, focusing on strategic acquisitions, customer base expansion, deepening relationships with existing clients, continuous innovation in services, and targeting new market segments. This approach positions the company for sustained growth and expansion in the evolving cybersecurity and IT services landscape.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As an “emerging growth company”, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide stockholders may be different from what you might receive from other public companies in which you hold shares.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million and annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Employees

The Company currently has approximately fifty full-time and part time employees, including officers and directors. Our employees are not represented by any labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. PROPERTIES

The Company current leases property at the following locations:

8910 West 192nd St North, Mokena, Illinois 60448

100 South Jefferson Road, Suite 204, Whippany, NJ 07981

123 West Mills Avenue, El Paso, TX

10033 Carnegie Avenue, El Paso, TX

6713 Viscount Blvd. El Paso, TX

3636 N Central Ave Suite 140, Phoenix, AZ 85012

Our business mailing address is 8910 West 192nd St North, Mokena, Illinois 60448.

Our primary phone number is 312-288-8000.

ITEM 3. LEGAL PROCEEDINGS

On April 26, 2024, ReachOut Technology Corp. (“ReachOut”), a wholly-owned subsidiary of the Company filed a lawsuit (Case No. 1:24-cv-03408) in the United States District Court for the Northern District of Illinois, against the former members of Red Gear, LLC (“Red Gear”) related to certain representations and warranties made by the Defendants , Luciano Aguayo and Armando Gonzalez, in the Membership Interest Purchase Agreement, dated September 29, 2023 and closing on October 2, 2023, under which ReachOut acquired 100% of Red Gear. The lawsuit was served on the defendants on April 30, 2024, and the amend below were served in June 2024.

In June 2024, ReachOut amended its complaint in the above case including fraud, post-closing misappropriation of funds and opportunities, tortious interference, breach of fiduciary duty, and post-termination illegal activities in violation of the Computer Fraud and Abuse Act (CFAA) attempting to take control of RedGear systems.

On July 2, 2024, the United States District Court for the Northern District of Illinois entered a Temporary Restraining Order against the Defendants in the above case, based on the federal Computer Fraud and Abuse Act, a statute designed to protect against computer hacking.

As of the filing date of this report no probable outcome has been determined in the above case.

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

Quarterly common stock Price Ranges

Fiscal Year 2023, Quarter Ended:	High	Low
March 31, 2023	$0.0088	$0.0014
June 30, 2023	$0.0017	$0.0006
September 30, 2023	$0.008	$0.0006
December 31, 2023	$0.0209	$0.0013

Fiscal Year 2022, Quarter Ended:	High	Low
March 31, 2022	$0.224999	$0.08999
June 30, 2022	$0.149999	$0.05999
September 30, 2022	$0.08999	$0.01045
December 31, 2022	$0.02095	$0.0061

(a) Holders

At September 12, 2023 there were approximately 998 active holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name.

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119. Their telephone number is (800) 785-7782.

(b) Dividends.

We have not paid any cash dividends on common stock to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

(c) Securities authorized for issuance under equity compensation plans

None

Recent Issuances of Unregistered Securities

During the year ended December 31, 2023, the Company sold 0 shares of common stock, for total cash proceeds of $0.

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

On June 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on February 28, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On July 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on March 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On August 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on April 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On September 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2023, compared to the Year Ended December 31, 2022

Revenue

We had $3,775,142 in revenue for the year ended December 31, 2023, compared to $1,140,574 for the year ended December 31, 2022. The increase in revenue is due to a full year of operations from IND and the acquisition of Red Gear in October, 2023.

Cost of Goods Sold

We incurred $2,564,093 in costs of goods sold for the year ended December 31, 2023, compared to $724,738 for the year ended December 31, 2022. This increase is due to a full year of operations from IND and the acquisition of Red Gear in October, 2023.

Intangibles impairment

We incurred $4,136,746 in Intangibles impairment for IND for the year ended December 31, 2023 to reduce its goodwill to $1,226,427, compared to $0 for the year ended December 31, 2022. It was determined that the present value of expected future earnings were less than the carrying value of the goodwill.

General and administrative expenses

We had $1,097,111 of general and administrative expenses (“G&A”) for the year ended December 31, 2023, compared to $559,378 for the year ended December 31, 2022, an increase of $620,979 or 1.96%.

Compensation

We had $1,547,935 in compensation for the year ended December 31, 2023 compared to $652,216 of compensation for the year ended December 31, 2022. Stock compensation expense was $1,690,791and $0, for the years ended December 31, 2023 and 2022, respectively.

Professional expenses

We incurred $421,883 of professional fees for the year ended December 31, 2023, compared to $454,296 for the year ended December 31, 2022, a decrease of $32,413 or 7%. Professional fees generally consist of audit, legal, accounting and investor relation service fees.

Other income (expense)

For the year ended December 31, 2023, we had total other expense of $15,095,860, compared to total other expenses of $91,746 for the year ended December 31, 2022. In the current period we incurred $752,526 of interest expense. We also incurred a loss of $14,343,334 for initial derivative expense and for the change in the fair value of derivatives.

In the prior period we incurred $91,746 of interest expense.

Net loss

We incurred a net loss of $22,906,015 for the year ended December 31, 2023, compared to a net loss of $1,341,800 for the year ended December 31, 2022. Our net loss was due to intangibles impairment, higher compensation, increased interest expense, and a greater loss due to change in fair value of derivatives.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the year ended December 31, 2023 was $762,097 compared to $1,192,388 of cash used in operating activities for the year ended December 31, 2022.

Cash Flows from Investing

We used $1,181,514 for investing activities for the year ended December 31, 2023, compared to netting $670,577 for investing activities for the year ended December 31, 2022.

Cash Flows from Financing

For the year ended December 31, 2023, we netted $1,732,706 from financing activities. We received $1,225,000 from proceeds from a loan (Fora) and $436,000 from the issuance of convertible notes. We repaid $399,750 on lines of credit and to other financial institutions and $321,008 on payment of seller notes. We received $1,128,354 on proceeds from related party loans.

For the year ended December 31, 2022, we netted $956,399 from financing activities. We received $762,836 from the proceeds from related party loans, $212,000 from proceeds from the sale of common stock and $125,000 for cash received from stock to be issued. We repaid $143,437 in related party loans.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-KT for a summary of our critical accounting policies and recently adopted and issued accounting standards.

Financial Reporting

The financial statements included in this Form 10-KT for the period ended 12/31/23 have not been audited by an independent registered public accounting firm due to complex transactions of an acquisition, reverse merger, and change of fiscal year. The Company is actively working with its independent registered public accounting firm to complete the audit as soon as practicable. We anticipate that the audit will be completed within 30 days, and we will file an amendment to this Form 10-KT to include the audited financial statements and any additional disclosures required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YUENGLING’S ICE CREAM CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Yuengling’s Ice Cream Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yuengling's Ice Cream Corporation and Subsidiary (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not been profitable since inception, has sustained net losses, and has incurred negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Goodwill

Description of the Critical Audit Matter

As discussed in Note 5 to the consolidated financial statements, goodwill is tested for impairment annually, or more frequently if impairment indicators arise, and is recognized initially upon the acquisition of a business in which the fair value of consideration paid exceeds the net assets acquired. During the year ended December 31, 2023, an Impairment loss was recorded in the amount equal to the excess amount over goodwill carrying value.

Auditing management’s goodwill impairment test and initial business valuation was complex and highly judgmental due to the significant estimation required to determine the fair value of the goodwill and underlying business units, as well as the estimates and conclusions of the initial purchase price allocations. In particular, the fair value estimate was sensitive to significant assumptions, such as the Company’s financial forecast, discount rate, and operating costs, which are impacted by expectations about future conditions.

How the Critical Audit Matter Was Addressed in the Audit

To test the estimated fair value of the Company’s goodwill and evaluate the Company’s business combinations, we performed audit procedures that included, among other things, the following:

●	Assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis.

●	Assessing the current financial forecast in light of management’s current plans, and we assessed the historical basis of management’s estimates based on its current operating results that would result from changes in the assumptions.

●	Obtaining and reviewing underlying agreements and evaluating the appropriateness of acquisition date fair values.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2019.

Spokane, Washington

September 9, 2024

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$360,673	$571,578
Accounts receivable	239,825	55,655
Prepaid expenses	275,780	155,972
Total Current Assets	876,278	783,205

Other Assets:
Prepaid expenses, non-current portion	-	131,894
Deposits	8,618	-
Furniture and fixed assets, net	445,697	-
Goodwill	3,343,929	5,363,173
Right of use asset	518,968	109,456
Total non-current assets	4,317,212	5,604,523

Total Assets	$5,193,490	$6,387,728

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,764,696	$403,784
Other current liabilities, customer pre-payments	68,618	31,444
Due to officers	309,725	132,225
Due to affiliated companies	1,570,253	619,399
Due to financial institutions	1,649,134	-
Notes payable	202,206	-
Convertible notes payable, net of put premiums of $15,000	30,000	-
Seller notes and loans payable related parties, current portion	1,175,124	289,398
Seller term note	1,175,000	-
Vehicle and equipment loans	336,610	-
SBA loans payable	1,012,392	-
Derivative liability	14,637,055	-
Officer life insurance liability, current portion	450,000	382,500
Equipment lease, non-current portion	26,092	-
Lease liability, current portion	171,315	46,756
Total Current Liabilities	24,578,220	1,905,506

Non-Current Liabilities:
Notes payable, non-current portion related parties	192,932	1,753,795
Convertible note payable, net of $429,350 debt discounts	40,650	-
Officer life insurance premium, non-current portion	2,250,000	2,700,000
Preferred stock (Series C & D) dividends, payable	76,849	-
Equipment lease, non-current portion	25,090	-
Lease liability, non-current portion	347,605	62,701
Total Non-Current Liabilities	2,933,126	4,516,496

Total Liabilities	27,511,346	6,422,002

Commitments and contingencies	-	-

Temporary Equity
Preferred Series A stock to be issued	357,022	-
Total temporary equity	357,022	-

Stockholders’ Deficit:
Common stock to be issued	68,000	660,000
Preferred stock Series A, $0.0001 par value, 2,000,000 shares authorized, 475,000 and 475,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	48	48
Preferred stock, Series C, par value $0.0001, 8,750,000 shares authorized, 8,750,000 and 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	875	875
Preferred stock, Series D, par value $0.0001, 1,250,000 shares authorized, 1,250,000 and 0 shares issued and outstanding at December 31, 2023 and 2023, respectively	125	125
Common stock, $0.0001 par value, 2,500,000,000 shares authorized, 349,488,710 and 14,828,595 shares issued and outstanding as of December 31, 2023 and 2022, respectively	349,489	14,827
Additional paid in capital	1,616,009	1,016,412
Accumulated deficit	(24,709,424)	(1,726,560)
Total Stockholders’ Deficit	(22,674,878)	(34,273)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$5,193,490	$6,387,728

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenue	$3,775,142	$1,140,574
Cost of goods sold	2,564,093	724,738
Gross profit	1,211,049	415,836

Operating Expenses:
Intangibles impairment	4,136,746	-
Loss on disposition	126,738	-
General and administrative expenses	1,097,111	559,378
Stock compensation	1,690,791	-
Compensation	1,547,935	652,216
Professional fees	421,883	454,296
Total operating expenses	9,021,204	1,665,890

Loss from operations	(7,810,155)	(1,250,054)

Other income (expense):
Interest expense	(752,526)	(91,746)
Derivative expense	(1,548,592)	-
Change in fair market value	(12,794,742)	-
Total other expense	(15,095,860)	(91,746)

Loss before provision for income tax	(22,906,015)	(1,341,800)
Provision for income tax	-	-
Net loss	$(22,906,015)	$(1,341,800)

Basic loss per share	$(0.07)	$(0.11)
Diluted loss per share	$(0.07)	$(0.11)

Basic weighted average shares	332,488,710	12,211,260
Diluted weighted average shares	332,488,710	12,211,260

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A		Series C & D				To Be Issued Common	Additional
	Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance December 31, 2021	475,000	48	10,000,000	1,000	14,828,595	14,829	660,000	1,016,412	(384,760)	1,307,529

Net loss for the year ended December 31, 2022	-	-	-	-	-	-	-	-	(1,341,800)	(1,341,800)

Balance at December 31, 2022	475,000	48	10,000,00	1,000	14,828,595	14,829	660,000	1,016,412	(1,726,560)	(34,271)

Recapitalization adjustment, shares issued pre-merger	-	-	-	-	334,660,115	334,660	(592,000)	113,532	-	(143,808)

Incentive on future financing	-	-	-	-	-	-	-	52,602	-	52,602

Compensation, non-employees	-	-	-	-	-	-	-	291,186	-	291,186

Dividends on preferred shares	-	-	-	-	-	-	-	-	(76,849)	(76,849)

Warrants issued to investors	-	-	-	-	-	-	-	142,277	-	142,277

Net loss for the year ended December 31, 2023	-	-	-	-	-	-	-	-	(22,906,015)	(22,906,015)

Balance at January 31, 2023	475,000	48	10,000,000	1,000	349,488,710	349,489	68,000	1,616,009	(24,709,424)	(22,674,878)

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,906,005)	$(1,341,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation and services	1,822,769	113,388
Debt discounts charged to interest expense	84,025	-
Depreciation	65,361	-
Vesting of Restricted Stock Units	-	6
Bad debt expense	-	6,880
Put premiums charged to interest expense, stock settled debt	15,000	-
Intangibles impairment	4,136,746	-
Derivative expense	1,548,592	-
Changes in fair market values	12,794,742	-
Related party advances funding operations	0	10,000
Changes in assets and liabilities:
Accounts receivable	(115,141)	(162,151)
Prepaid expense	3,458	91,532
Inventory	273,602
Right of use asset net of liability	254	-
A/P & Accrued liabilities	1,504,855	89,757
Customer deposits	37,174	-
Finance Lease	(27,529)	-
Other current liabilities	0	-
Net cash used in operating activities	(762,097)	(1,192,388)

Cash flows from investing activities:
Cash acquired in acquisition	83,794	613,077
Cash paid in acquisition	(1,249,548)	(325,000)
ULI payable	-	382,500
Fixed assets purchased	(15,760)	-
Net cash used in investing activities	(1,181,514)	670,577

Cash flows from financing activities:
Loan proceeds – Fora	1,225,000	-
Loan repayments – Fora	(399,750)	-
Sale of common stock	-	212,000
Proceeds for issuance of convertible notes	436,000
Cash received for stock to be issued	-	125,000
Repayment of seller notes	(289,398)	-
Other loan repayments	(382,500)	-
Convertible notes issued for service	15,000	-
Proceeds from affiliate advances	-	-
Proceeds – related party loans	1,128,354	762,836
Payments – related party loans	-	(143,437)
Net cash provided by financing activities	1,732,706	956,399

Net change in cash	(210,905)	434,588
Cash, beginning of year	571,578	136,990
Cash, end of year	$360,673	$571,578

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Activity:
Shares to be issued for acquisition	$2,620,673	$500,000
Shares issued for services	-	-
Preferred Series D for deferred finance charges	380,544	-
Right-of-use asset and lease liability – ASC 842	$767,068	174,098

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

In November, 2023, YCRM completed its acquisition of ReachOut Technology Corp. (“ReachOut”). ReachOut is a Managed Service Provider (MSP) that provides cybersecurity and IT services to Small to Medium Sized Businesses (SMBs). Management is highly experienced with business operation as well as acquisition and integration. After the closing of the ReachOut transaction, the Company agreed to assign the ice cream assets to Mid Penn Bank in return for the cancellation of the bank debt. The Company also ceased its Aureus Micro Markets operations at the time the ReachOut agreement was signed.

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

For accounting purposes, ReachOut is considered the acquirer of YCRM. based upon the terms of the Merger as well as other factors including; (i) RO former shareholders own approximately 87.5% of the combined Company’s outstanding common shares (giving effect to the conversion of the preferred Series C shares ReachOut stockholders received in exchange for the ReachOut stock) immediately following the closing of the Merger, and (ii ReachOut management hold key management positions of the combined Company. The Merger has therefore recorded as a reverse acquisition. The figures described in the notes and financial statements are a continuation of the figures of the legal subsidiary or accounting acquirer (ReachOut). However, the equity reflects the legal acquirer, or accounting acquiree (YCRM) equity structure. The acquisition value is recorded to reflect the par value of the outstanding shares of the Company, including the number of shares issued in the reverse acquisition and has been recast to reflect the merger transactions as if it had occurred as of the earliest period presented. Any difference is recognized as an adjustment to the additional paid in capital to the extent available, and then as a retained earnings adjustment.

Under the terms of the Control Block Transfer Agreement, Everett Dickson (former CEO) sold all his remaining Series A Preferred Stock to Richard Jordan (new CEO) for $140,000.

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

Under the terms of the Share Exchange Agreement the Company issued 8,750,000 shares of Series C Preferred Stock to the owners of ReachOut. in exchange for 100% of the shares of ReachOut upon closing the aforementioned acquisition.

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

Innovative Network Designs LLC - New Jersey

IND Corporation (“IND”) provides information technology services. IND offers cybersecurity, risk assessment, network security, cloud performance, remote management, migration support, and monitoring solutions for businesses, as well as provides consulting and maintenance services. IND serves clients in the States of New York, New Jersey, and Pennsylvania. IND can either manage and support a client’s entire technology infrastructure, or complement to the existing internal IT personnel. IND’s unique service model is designed to reduce client costs, increase client profits and mitigate client’s business risks.

ReachOut Corp. Acquisition - Red Gear LLC

ReachOut entered into a Membership Interest Purchase Agreement on September 29, 2023 with RedGear, LLC, a Texas limited liability company and acquired 100% of the members’ interest of RedGear, LLC, in exchange for cash, a note payable and the assumption of certain liabilities of RedGear, LLC. The transaction was deemed to be a business combination and applied acquisition accounting under ASC 805. Upon closing October 2, 2023, the total value of the consideration given for the purchase was $3,025,249 The purchase price was allocated to net tangible assets of $54,006 with the balance of $2,510,0291 allocated to goodwill, which is not amortized to expense. ReachOut hired an independent accounting firm to validate the Adjusted EBITDA (as defined in the closing documents). The results of the validation may result in a purchase price adjustment.

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

NOTE 2 – GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt and the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $22,906,015 for the year ended December 31, 2023, and has incurred negative cash flows from operations for the period. As of December 31, 2023, the working capital deficit, stockholders’ deficit, and accumulated deficit was $23,702,245, $22,674,878 and $24,709,424, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the accounts of ReachOut Technology Corp. and its wholly-owned subsidiaries, ReachOut IND and RedGear. All significant intercompany accounts and transactions have been eliminated in consolidation. Since September 2, 2022, following the purchase of 100% of the membership interests in Innovative Network Designs LLC, (now ReachOut IND) and RedGear, LLC on October 2, 2023, the operations, assets and liabilities have been consolidated into the Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, YIC Acquisitions Corp., ReachOut (and its subsidiaries). All material intercompany transactions and balances have been eliminated on consolidation. ReachOut’s wholly-owned subsidiaries, ReachOut IND and RedGear were acquired on September 2, 2022 (purchase of 100% of the membership interests) and on October 2, 2023 (purchase of 100% of the membership interests) respectively, the operations, assets and liabilities have been consolidated into the ReachOut. Company.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2023 and 2022, all of the Company’s cash and cash equivalents were held at accredited financial institutions. As of December 31, 2023, the Company had $84,785 in excess of insured amounts at one financial institution.

The Company’s subsidiary, Innovative Design Networks, has one client with outstanding unpaid account representing a total of 68% of the accounts receivable balance at December 31, 2023. The RedGear subsidiary has one client with an outstanding unpaid accounts receivable representing a total of 58% of its total receivables as of December 31, 2023.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of year or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2023 or 2022.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2023.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less the allowance for credit losses. Factors used to establish an allowance include the credit quality of the customer and other factors. The Company may also use the direct write-off method to account for uncollectible accounts that are not received. Using the direct write-off method, trade receivable balances are written off to bad debt expense when an account balance is deemed to be uncollectible. The Company maintains an allowance for credit losses primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company maintains an allowance under Accounting Standards Codification (“ASC”) 326 based on historical losses, changes in payment history, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions. As of December 31, 2023, the calculated allowance for credit losses was $318, however due to the immateriality of the calculated amount no reserve was recorded.

Deferred Financing Costs

All unamortized deferred financing costs related to the Company borrowings are presented in the consolidated balance sheets as a direct deduction from the related debt. As of December 31, 2023 the unamortized deferred financing fees related to the issuance of preferred stock was $11,618 are included in prepaid expenses and other current assets. Amortization of these costs is reported as interest and financing costs included in the consolidated statement of operations. During the year ended December 31, 2023, $35,941 was charged to interest and financing costs.

Inventory

Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has expired or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventories at December 31, 2023 and 2023 were $0 and $0, respectively. Inventory consists of technology related equipment purchased for customers having contractual obligations to pay for the equipment upon delivery. The components are awaiting delivery and installation stored at RedGear’s office facilities.

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

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. The total potentially dilutive shares calculated is 6,088,595,635 at December 31, 2023. As of December 31, 2023: there are obligations to issue Series A Preferred Stock which are convertible into 1,020,062,029 shares of common stock; the Series A Preferred shares outstanding convertible into 699,082,277 of common shares; the Series C Preferred shares outstanding may convert into 2,446,420,970 common shares; the Series D Preferred shares outstanding may convert into 49,926,959 common shares; the warrants outstanding my convert into 305,757,519 common shares; and there are 1,566,666,667 potentially dilutive shares arising from the conversion value of the convertible notes payable. Warrants and options outstanding may be exercised into 306,368,733 common shares. It should be noted that contractually the limitations on obligation to convertible notes, the various preferred series and warrant holders that limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s Chairman of the Board of Directors holds a control block of Series A Preferred Stock which confers upon him a majority vote in all Company matters including authorization of additional common shares or to reverse split the stock. As of December 31, 2023, and 2023, potentially dilutive securities consisted of the following:

	December 31, 2023	December 31, 2022
Series A Preferred Stock Payable	1,020,062,029	-
Series A Preferred Stock outstanding	699,082,277	1,000,000
Series C Preferred Stock outstanding	2,446,420,970	-
Series D Preferred Stock outstanding	49,926,959	-
Warrants	305,757,519	-
Third party convertible debt	1,566,666,667	-
Common shares to be issued	68,000	660,000
Common stock options	611,214	-
Total	6,088,595,635	1,660,000

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

The table below classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023 and 2022.

	At December 31, 2023			At December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$14,637,055	-	-	$-

A roll-forward of the level 3 valuation financial instruments is as follows

Derivative Liabilities
Balance at December 31, 2022	$-
Charged to derivative expense upon issuance of related note	1,406,313
Classified as initial debt discount upon issuance of related note	436,000
Fair Value adjustments - convertible note	12,794,742
Balance at December 31, 2023	$14,637,055

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2023 is as follows:

Inputs	December 31, 2023
Stock price	$0.009
Conversion price	$0.0003
Volatility (annual)	348%
Risk-free rate	5.18%
Dividend rate	-
Years to maturity	1.36

An additional $142,279 was charged to derivative expense upon issuance of 142,424,186 warrants to an investor. This charge was credited to additional paid in capital.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2023, and 2022, no liability for unrecognized tax benefits was required to be reported.

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

For the years ended December 31, 2023 and 2022, the Company deferred revenue of $68,618 and $31,444, respectively. The deferral of revenue is based on management’s determination that services or goods have not been provided to the customers as of the reporting date and therefore the revenue is unearned.

The Company and its wholly owned subsidiaries (“Operating Companies”) are not selling or leasing software to customers. The operating companies provide managed IT services (managing customers networks including security, support user needs and network infrastructure), and installation (cabling and network hardware and third-party software set up). Agreements such as the Master Consulting Services Agreement are entered into by the operating companies and their clients. These agreements provide the general terms of service and the legal matters essential to the agreement. The agreements are supplemented by Statements of Work (SOW) which spell specific services and any hardware to be provided. Invoices are prepared based on the terms of the SOW either monthly for services to be rendered for the coming month or based on installation progress estimates, collectively the billings are based on performance obligations. Revenue from invoiced billings is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers in an amount that reflects the consideration expected to be received in exchange for transferring goods or services to customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.

It is management’s practice to only invoice for services and goods to be provided within the coming month. While services may not be fully transferred the client is in fact obligated to pay the invoiced amount unless the contract is terminated with prior notice.

The Company manages its operating income on a regional basis at the present time. Revenue recognized for the Northeast region was $2,750,643 (full year), and $1,024,499 for the Southeast region (fourth quarter since acquisition) for the period ended December 31, 2023.

Advertising Costs

Advertising costs are expensed as incurred and are included in General and Administrative expenses. The Company expensed $171,774 for advertising and marketing during the year ended December 31, 2023.

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2023 and 2023 the Company had recorded $0 and $0 in deferred offering costs, respectively. The costs of $305,000 recognized during the year ended December 31, 2021, were recognized as a charge to additional paid in capital during the year ended December 31, 2022.

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

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement

Lease Accounting

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

The Company’s subsidiaries have recognized the Right of Use assets and related liabilities for leases and sublease for the office facilities in New Jersey, Texas and Arizona during the years ended December 31, 2023 and 2022, and following the acquisitions are accounted for under ASC 842. The corporate office is an informal arrangement which provides for office space in a shared office environment with a company controlled by the CEO and has not been charged for the office space during the years ended December 31, 2023 and 2022. During the year ended December 31, 2023 and 2022 the Company recognized lease liabilities of $767,068 (2024) and $174,098 (2023) and the related right-of-use asset for the same amounts, and will amortize both over the life of the lease.

Recently Adopted Accounting Pronouncements

The Company has reviewed the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 modifies the reportable segment disclosure requirements, primarily by requiring enhanced disclosures about significant segment expenses. In addition, ASU 2023-07: (i) enhances interim disclosure requirements, (ii) clarifies the circumstances in which an entity can disclose multiple measures of a segment’s profit or loss, (iii) provides new segment disclosure requirements for public entities with a single reportable segment, and (iv) requires that a public entity disclose the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 are to be applied retrospectively to all prior periods presented in the financial statements

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. This adoption did not have a material effect to the Company.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2023	December 31, 2022
Property and equipment	$1,050,369	$-
Less: accumulated depreciation	(604,672)	-
Property and equipment, net	$445,697	$-

Property and equipment consisted of vehicles, leasehold improvements and computers and other network technology equipment, primarily located in the RedGear office facilities. In 2023, the Depreciation Expense was $65,361.

NOTE 5 – GOODWILL

The Company acquired the operations, assets and liabilities of Innovative Network Designs, LLC during the year ended December 31, 2022. The Company recognized goodwill of $5,363,173. The Company reduced it’s goodwill by $4,136,746, with a charge to operating expenses, based on the results annual impairment tests. It was determined that the present value of expected future earnings were less than the carrying value of the goodwill. During the year ended December 31, 2023, the Company acquired the operations, assets and liabilities or RedGear, LLC and recognized goodwill of $2,117,502. The goodwill asset is compared to its fair value at least annually (“impairment test”). The Company follows ASC 350 20 – Goodwill.

Membership Interest Purchase Agreement

Innovative Network Designs, LLC

The Company entered into a Membership Interest Purchase Agreement on August 1, 2022 with Innovative Network Designs, LLC, a New Jersey limited liability company and acquired 100% of the member’s interest of Innovative Network Designs, LLC, in exchange for cash, notes payable, commitment to purchase universal life insurance policies for the two principals and 500,000 restricted shares of the Company’s common stock. The transaction was deemed to be a business combination and the Company applied acquisition accounting under ASC 805. Upon closing (September 2, 2022) the total value of the consideration given for the purchase was $6,018,193. Included in the purchase consideration: is the commitment to pay universal life insurance policies for a total cash value of $3,150,000 over seven years ($382,500 annually), which the Company anticipates will be financed by a third party; a term promissory note (24 months with a ballon payment at maturity); a promissory note secured by a second priority lien on all the Company’s membership interests and other defined assets (amortizable); and 500,000 shares of the Company’s common stock, valued at $1.00 per share (the offering price of the Company’s regulation A offering documents). The purchase price was allocated to net tangible assets of $655,020 with the balance of $5,363,173 allocated to goodwill, which is not amortized to expense (see note 5). During the year ended December 31, 2023 a charge of $4,136,746 was taken reducing goodwill to $1,226,427. The assets and liabilities (with the exception of the lease related items) are short term and therefore book value approximates the fair value. Management believes that there is significant value in the customer list and the trade name, but has not done separate valuation analysis. The Company does not believe than any material variations between separately valued intangible assets compared to current goodwill value would be determinable under separate valuations of the intangible assets. An impairment analysis will consider each potential sub component (customer list, workforce in place etc.) of the Goodwill recorded in accordance with the relevant accounting standards at least annually and more frequently should there be any financial or economic issues suggesting an impairment.

Assets Acquired and Liabilities Assumed

Assets Acquired	Fair Value
Cash	$613,077
Accounts Receivable	217,816
Prepaid Expenses	62,706
Right of Use Asset	109,456
Total Assets	$1,003,055
Liabilities Assumed
Accounts Payable	$49,936
Accrued Expenses	118,521
Sales Tax Payable	70,122
Lease Liabilities	109,457
Total Liabilities	$348,036

Consideration Value
Cash	$325,000
Convertible Note	1,175,000
Universal Life Insurance Commitment	3,150,000
Promissory Note	868,193
Common Stock	500,000
Total Purchase Price	6,018,193
Less, net asset value	655,020
Less impairment charge - 2023	4,136,746
Value of intangible assets	$1,226,427

Acquisition - Red Gear LLC

The Company entered into a Membership Interest Purchase Agreement on September 29, 2023 with RedGear, LLC, a Texas limited liability company and acquired 100% of the member’s interest of RedGear, LLC, in exchange for cash, a note payable and the assumption of certain liabilities of RedGear, LLC. The transaction was deemed to be a business combination and the Company applied acquisition accounting under ASC 805. Upon closing on October 2, 2023, the total value of the consideration (including assumed SBA loans and other net liabilities) given for the purchase was $2,038,809. The purchase price was allocated to net liabilities of $344,307 with the balance of $2,540,502 allocated to goodwill, which is not amortized to expense. The Company hired an independent accounting firm to validate the Adjusted EBITDA (as defined in the closing documents). The results of the validation resulted in a purchase price adjustment of $525,526 (reflected in the table below). The fair value of certain assets and liabilities may result in an adjustment to the carrying value of the investment in RedGear, LLC. Management believes that there is significant value in the customer list and the trade name, but has not done separate valuation analysis. The Company does not believe any material variances would be present in the classification of differing types of indefinite-lived intangible assets versus the goodwill recorded within the financial statements of RedGear. An impairment analysis will consider each potential sub component (customer list, workforce in place etc.) of the Goodwill recorded in accordance with the relevant accounting standards at least annually and more frequently should there be any financial or economic issues suggesting an impairment.

Assets Acquired and Liabilities Assumed

Assets Acquired	Fair Value
Cash	$83,794
Accounts Receivable	106,931
Receivable, Related Party	126,643
Fixed Assets,	784,252
Right of Use Asset	592,970
Total Assets	$1,567,947
Liabilities Assumed
Accounts payable	$49,393
Accrued Expenses	62,402
Bank line of credit	50,000
Vehicle and equipment loans payable	468,189
SBA Loan	423,000
Lease Liabilities	592,970
Total Liabilities	$1,646,640

Consideration Value
Cash	$1,249,248
Promissory Note	789,261
Total Purchase Price	2,038,809
Tangible Net Liabilities	78,693
Value of intangible assets	$2,117,502

NOTE 6 – BANK NOTES AND LOANS

The Company has an SBA loan with monthly payments that matures on March 13, 2026. The balance due on this loan as of December 31, 2023 and 2022, is $589,092 and $595,092, respectively. As of July 31, 2023, the interest rate on this loan has increased to 10.25% from its original 5.25%.

The Company has a line of credit requiring monthly payments. On December 24, 2021, $106,201 from a CD was applied to the Line of Credit balance. On April 5, 2023, a property pledged as collateral by David Yuengling was taken over by Mid Penn Bank. The property’s appraised value of $204,360 was applied to the principal of the Line of Credit and recognized as additional paid in capital. The balance due on this loan as of December 31, 2023 and 2022, is $489,439 and $693,799, respectively. As of July 31, 2023, the interest rate on this loan has increased to 9.5% from its original 4.25%.

The Company’s subsidiary ReachOut Technology Corporation assumed two SBA notes payable originally issued by RedGear, as part of the acquisition. The first note was issued May 26, 2020 for $150,000, matures in thirty years and bears interest at 3.75%. The note principal and accrued interest at December 31, 2023 are $150,000 and $20,250, respectively. The second note was issued November 22, 2021, for $273,500, matures in thirty years and bears interest at 3.75%. The note principal and accrued interest at December 31, 2023 are $273,500 and $21,608, respectively.

NOTE 7 – SELLERS’ TERM AND SECURED NOTES PAYABLE

On October 1, 2022 the Company’s subsidiary ReachOut issued a term promissory note to the sellers of the membership interest in Innovative Network Designs LLC. Under the option selected by the holder of the note, a ballon payment of principal is due on October 1, 2024. The note principal is $1,175,000 bears interest at 24%, matures on October 1, 2024. The principal $1,175,000 and accrued interest at December 31, 2023 is $351,534.

On October 1, 2022 the Company issued a secured promissory note to the sellers of the membership interest in Innovative Network Designs LLC. The note principal is $578,795 bears interest at 7%, matures on April 2, 2025. The note amortizes over the term with the first principal payment of $96,466 due on April 15, 2023, along with $37,463 of accrued interest. Subsequent quarterly payments of interest and principal begin on July 15, 2026 and continue through maturity. The note is secured by a second priority lien on the membership interest purchased by the Company and certain other assets related to the acquisition. The current portion due is $385,863 and the non-current portion due is $192,932, as of December 31, 2023. Accrued interest is $72,869 as of December 31, 2023.

On September 29, 2023, the Company issued a promissory note to the former members of RedGear, LLC as partial payment for the RedGear acquisition. The note principal is $789,621, bears interest at 8% and matures on September 28, 2024. Principal is subject to adjustment based on the findings of a third-party accounting firm related to EBITDA reported compared to actual. The examination is not complete and therefore no adjustment is warranted at December 31, 2023. Accrued interest is $26,800 as of December 31, 2023.

Period	Principal	Interest	Total
January 15, through October 15, 2024	$1,175,124	$198,699	$1,373,823
January 15, through March 2, 2025	192,932	4,255	197,187
Totals	$1,368,056	$202,954	$1,571,010

NOTE 8 – DUE TO OFFICERS

The amount due to officers of $309,725 at December 31, 2023, includes $177,500 of compensation due to senior employees at Innovative Network Designs and RedGear operating companies. The balance of $132,225 is due to the CEO for advances to fund operations. The advances carry no interest and no maturity date.

NOTE 9 – DUE TO AND FROM AFFILIATIATED COMPANYS

At December 31, 2023 $1,570,253 is due to affiliates. The affiliate in a private corporation controlled by the CEO which has funded operations for the two years ended December 31, 2023. The advances carry no interest and no maturity date.

NOTE 10 – DUE TO FINANCIAL INSTITUTIONS

The Company has taken loans from financial institutions in the form of sales of future receivables, have a current outstanding balance of principal of $1,649,134.

The Company, through its wholly owned subsidiary IND, engaged PIPE Technologies Inc. for financing. The financing arrangement was in the form of a sale of future revenues, whereby PIPE advanced a net amount of $613,800 on February 7, 2023, recorded on the books of the Company. On February 1, 2023 the Company recognized $59,520 as principal charged to interest expense related to the financing, also recorded on the books of the Company. The amount of $59,520 was deducted from the proceeds advanced. The total loan principal of $773,320 was recognized. From March 31, to September 30, 2023 the Company made monthly payments of $64,138, and from October 31, to December 7, 2023 the Company made monthly payments of $44,871. The total amount paid of $583,578 was applied to principal leaving a balance of $89,743.

The Company arranged a similar financing transaction with Fora Financial for which it received cash of $1,212,500 net of underwriting fees of $37,500 (treated as OID and amortized over the life of the loan). A total of $312,500 of interest charges were charged by the lender. Weekly payments of principal and interest totaling $31,250 were scheduled to be paid beginning March 7, 2023. At December 31, 2023 a total principal of $1,247,294, less unamortized discounts of $177,342 ($1,069,952 net for presentation) have been recognized as due to Fora

Choice Financial Group is owed $8,000 under a financial arrangement at December 31, 2023.

There is approximately $489,439 due to Mid Penn Bank under a line of credit, as of December 31, 2023. This financing is subject to a debt forgiveness agreement with Mid Penn to be settled in January 2024.

NOTE 11 – THIRD PARTY NOTES PAYABLE

	January 31, 2024	October 31, 2023
Note principal	$202,206	$184,296

The Company has issued various notes to investors to fund operations prior to the reverse merger on November 9, 2023. Below is basic information about each of these legacy financings.

During the year ended December 31, 2023, $17,910 of related party notes payable were reclassified to notes payable (third parties) as the former officer is not a related party. There is no interest due on the note.

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of December 31, 2023, accrued interest amounted to $15,151.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of December 31, 2023, accrued interest amounted to $12,180.

On March 27, 2017, the Company issued Craigstone Ltd. A promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of December 31, 2023, accrued interest amounted to $8,265.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of December 31, 2023, accrued interest amounted to $2,905.

On July 28, 2017, the Company issued Backenald Trading Ltd. A promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of December 31, 2023, accrued interest amounted to $12,405.

On January 24, 2020, the Company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of December 31, 2023, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the Company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of December 31, 2023, following forgiveness of $5,000 and $6,131 of principal and interest respectively the balance due on this note for principal and interest is $0 and $0, respectively.

On June 1, 2023, the Company issued a third party a promissory note in the principal amount of $40,675, bearing interest at the rate of 5% per annum, and maturing on June 1, 2024. During the year ending December 31, 2023, an additional $15,000 was advanced to the Company bringing the total principal due to $55,675, as of December 31, 2023.

The Company was also indebted to a third party for a total of $24,656, for a non-interest-bearing note. This note was in default since December 30, 2015.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

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

NOTE 13 – SMALL BUSINESS LOANS PAYABLE

RedGear has two SBA loans that were assumed by ReachOut. At December 31, 2023 the principal balances are $273,400 and $149,900.

YIC (wholly owned subsidiary of YCRM) has an outstanding principal balance on an SBA loan of $589,092. This financing is subject to a debt forgiveness agreement with Mid Penn to be settled in January 2024.

NOTE 14 – OFFICER LIFE INSURANCE PREMIUMS PAYABLE

On October 1, 2022, the Company committed to paying life insurance with the sellers of the membership interest in Innovative Network Designs LLC. The total amount of the liability was $3,150,000 to be paid in equal installments of $450,000 over seven years. The current portion due is $450,000 and the non-current portion due is $2,250,000, as of December 31, 2023.

Year Ended December 31:	Insurance Premiums Due
2024	450,000
2025	450,000
2026	450,000
2027 - 2029	1,350,000
Total	$2,700,000

NOTE 15 – RELATED PARTY TRANSACTIONS

In February 2020, ReachOut recorded stock compensation expense of $110,000 for the accrual of the founder’s stock issuances with a corresponding entry to loan payable, related party. The loan payable, related party balance was reduced to $0 upon the issuance of the 1,000,000 shares of Series A convertible preferred stock and 10,000,000 shares of common stock issued to the founder. During 2020, 66,669 Restricted Stock Units (“RSUs”) were issued to the CEO (and Chairman of the Board) for compensation. The RSUs fully vest over one year of the issuance date and are fully vested as of December 31, 2022. On October 30, 2023 an additional 11,000,000 common shares were issued to the CEO.

During the years ended December 31, 2022 and 2021, the Company’s CEO advanced the Company funds for operating expenses. At December 31, 2023 and 2022, the outstanding balances owed were $132,225 and $132,225, respectively. No interest is due on this informal arrangement. No such advances were issued during the year ended December 31, 2023.

During the years ended December 31, 2023 and 2022, an entity controlled by the CEO advanced (net of repayments) the Company $887,854 and $619,399, respectively. The Company used the funds to pay various operating expenses. The balance due is $1,570,253671 at December 31, 2023 and is included in due to affiliated companies as presented on the balance sheet.

During the year ended December 31, 2022, the Company issued notes to former owners of the membership interest in Innovative Network Designs, LLC (now ReachOut IND) and committed to purchase universal life insurance for officers of ReachOut IND. The notes issued were a term promissory note for $1,175,000 and an amortizing promissory note for $868,193, the commitment to purchase life insurance totaled $3,150,000, see footnotes 12 and 14.

During the year ended December 31, 2023, the Company issued notes totaling $1,314,787 to the former owners of the membership interest in RedGear, LLC and paid cash of $1,249,248, see footnote 12. Following the contractual terms of the purchase agreement the note principal was reduced $789,261 as of December 31, 2023.

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

During the year ended October 31, 2022, a $5,500 payment was mistakenly made to a company controlled by Everett Dickson. The amount is to be repaid. This amount was applied to the note payable during the year ended December 31, 2022.Pickle Jar the company benefiting from this error, advanced the Company $22,000, on September 1, 2023. The amount due to the Company from Pickle Jar was offset against this new advance leaving a note payable to Pickle Jar of $16,500. The funds advanced were used by the Company to repay the balance due on a convertible note held by Quick Capital, LLC.

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

On September 1, 2023, Everett Dickson deposited $2,000, into the Company’s bank accounts to fund payments. The transaction is considered a loan advance and is evidenced by a note payable issued to Everett Dickson. As of December 31, 2023 the note balance due to Everett Dickson is $17,410, is due upon demand and does not bear interest.

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

NOTE 16 – TEMPORARY EQUITY

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

As of December 31, 2023, the Company has preferred stock to be issued in the amount of $357,022, following conversions to 50,000,000 common shares. Based on the terms of the Agreement as of December 31, 2023, the preferred Series A can be converted at $0.00035 per share, into 1,020,062,029 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown number of preferred shares to be issued and the preferred shares are convertible at the option of the holder, the Company determined that the shares to be issued shall be treated as temporary equity.

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

NOTE 17 – STOCKHOLDERS’ DEFICIT

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

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. On August 25, 2023, Everett Dickson, Chairman of the Board, agreed to return 4,525,000 shares of Series A preferred Stock to the Company. The shares will be retired by the Company. His remaining 475,000 shares were sold to Mr. Richard Jordan for $140,000, during the year ended December 31, 2023.

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

Using a Black-Scholes model the preferred Series C stock was valued at $2,911,858 and $291,186 was charged to stock compensation for service providers and $2,620,673 was charged to investment in ReachOut. The accrued dividend of 2% of the stated value ($3.00 per share) was calculated to be $76,849.

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

Common Stock

On December 31, 2023 and December 31, 2022, the Company had 2,500,000,000 and 30,000,000 shares of common stock authorized respectively. There were 349,488,710 and 14,828,595 common shares of stock outstanding on December 31, 2023 and December 31, 2022, respectively. The larger number of shares outstanding for December 31, 2023, compared to December 31, 2022 is related to the reverse merger accounting wherein the YCRM’s outstanding shares become those of the accounting acquirer (ReachOut). Thus, in December 31, 2022 the ReachOut outstanding shares are presented in the financial statements and in December 31, 2023 the outstanding shares of YCRM are presented.

At the consummation of the reverse merger on October 9, 2023 YCRM recapitalized ReachOut with 334,660,115 common shares that had been issued pre-merger.

Following the merger the Company recognized additions to additional paid in capital for:

Financing incentives - $52,602;

Compensation to non-employees - $291,186; and

Warrants issued to investors - $142,277.

The Company charged dividends on Series C and D preferred stock to accumulated deficit ($76,849).

Warrants Issued

For the years ended December 31, 2023 and 2022, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2022	-	-	-	$-	$-
Issued during the year ended December 31, 2023	142,424,186	0.0003	7	0.001	142,277
Outstanding and exercisable at December 31, 2023	142,424,186	0.0003	7.80	$0.001	$142,277

All warrants were issued as incentive to an investor for future investment.

Stock Options Issued

For the years ended December 31, 2023 and 2022, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2022	-	-	-	$-	$-
Issued during the year ended December 31, 2023	611,214	1.00	10	0.004	2,750
Outstanding and exercisable at December 31, 2023	611,214	1.00	9.75	$0.004	$2,750

All options were issued as compensation to key employees.

During the year ended December 31, 2023, the Company’s subsidiary issued 611,214 common stock options to purchase 611,214 common shares to key employees of RedGear, LLC. The options were valued at $0.004. Following the reverse merger with the Company, the options were changed to the Company’s common stock at a ratio of approximately 1 of the subsidiary’s shares for 1 share of the Company’s common stock. The options vest ratably over twelve months, are exercisable at $1.00 per share and expire in 10 years from grant date.

The inputs for the Black-Scholes model calculation of the options model were:

Stock (YCRM) price - $0.0045 midmarket price on the grant date;

Annualized volatility of 352%;

Discount rate 5.18%.

NOTE 18 – INCOME TAX

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

As of December 31, 2023, the Company has net operating loss carryforwards of approximately $11,393,500 to reduce future taxable income. A valuation allowance for the entire amount of deferred tax assets has been established as of December 31, 2023 and 2022. Additionally, due to the change in control of the Company, the net operating loss carryforwards may be impaired.

A reconciliation of the provision for income taxes at the federal and state statutory rates of 21% and 2% - 11.5% respectively to the Company’s provision for income tax is as follows:

	Year Ended December 31,
	2023	2022
U.S. Federal (tax benefit) provision at statutory rate	$(4,601,911)	$(289,339)
State (tax benefit) income taxes, net of federal benefit	(1,805,326)	(109,084)
Permanent differences	5,432,293	215
Temporary differences	-	-
Changes in valuation allowance	974,944	398,208
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	Year Ended December 31,
	2023	2022
Deferred Tax Assets
Net operating losses	1,524,200	549,300
Total deferred tax assets	1,524,200	549,300
Valuation allowance	(1,524,200)	(549,300)
Net deferred tax assets	-	-

Deferred Tax Liabilities
Total deferred tax liabilities	-	-
Net deferred tax	$-	$-

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

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Fora Financial

Company, has multiple financing lines with various financial institutions. At December 31, 2023, $1,247,294 of principal and interest is outstanding to Fora under a receivables and purchase order arrangement. The original principal was for $1,250,000 to fund the acquisition of RedGear, with $37,500 charged by the lender as origination fees. Fifty weekly payments of $31,250 may be withdrawn by the lender yielding a financing cost of $312,500. As of the filing date of this report no probable outcome has been determined.

Default on Loan - PIPE Technologies Inc.

The Company through its wholly owned subsidiary IND engaged PIPE Technologies Inc.(“PIPE”) for financing. The financing arrangement was in the form of a sale of future revenues, whereby PIPE advanced a net amount of $613,800 on February 7, 2023, recorded on the books of ReachOut Technology Corporation. The Company paid $583,578 which was applied to principal leaving a balance of $89,743.

On February 7, 2024 PIPE sent a notice of default and demand for payment to IND. The notice and demand letter confirmed the balance due was $89,743 as recorded by the Company. This amount is disputed by the company believing there were duplicate payments and/or payments not applied during the Silicon Valley Bank collapse, the primary financial backing for PIPE.

As of the filing date of this report no probable outcome has been determined.

Lease Obligations

Effective October 2020, the ReachOut’s subsidiary (RedGear, LLC) renewed the lease for the principal offices at 123 West Mills Avenue, El Paso, Texas. The lease extends through September 30, 2025, for $1,350.20 per month with annual escalation of 2%. The liability and Right of Use Asset was recognized for $61,590. No subsequent renewal is certain at December 31, 2023.

Effective October 29, 2021, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 3636 North Central Avenue, Phoenix, Arizona. The lease extends through October 31, 2025, for $3,224.83 per month with annual escalation of 3%. The liability and Right of Use Asset was recognized for $125,364. No subsequent renewal is certain at December 31, 2023.

Effective September 29, 2023, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 10033 Carnegie Avenue, El Paso, Texas. The lease extends through September 28, 2028, for $5,018.00 per month with annual escalation of 3%. The liability and Right of Use Asset was recognized for $232,940. No subsequent renewal is certain at December 31, 2023. The lessor is considered a related party (see note 15).

Effective September 29, 2023, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 6713 Viscount Blvd. El Paso, Texas. The lease extends through September 28, 2028, for $3,600.00 per month with annual escalation of 5%. The liability and Right of Use Asset was recognized for $173,076. No subsequent renewal is certain at December 31, 2023. The lessor is considered a related party (see note 15).

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

The offices for ReachOut are shared with a related party ReachOut IL (an S corporation), under an arrangement that is not formalized.

Right of use asset (ROU) is summarized below:

	January 31, 2024	October 31, 2023
Operating lease at inception	$767,068	$767,068
Less accumulated reduction	(248,101)	(64,642)
Balance ROU asset	$518,968	$702,426

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception	$767,068	$767,068
Reduction of lease liabilities	(248,147)	(64,641)
Total lease liabilities	$518,920	$702,427
Less: current portion	(171,316)	(171,618)
Lease liabilities, non-current	$347,605	$530,809

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$707,347	$907,445
Less discount to fair value	(188,124)	(205,018)
Total lease liability	$519,223	$702,427

Future minimum lease payments under non-cancellable operating leases at December 31, 2023 are as follows:

Years ending December 31,	Amount
2024	221,119
2025	166,502
2026	110,289
2027	116,928
2028	92,509
Total minimum non-cancelable operating lease payments	$707,347

For the year ended December 31, 2023 rent expense was for RedGear, LLC was $57,697.

Other Commitments

On January 20, 2022, the Company entered into a Service Agreement with Desmond Partners, LLC for consulting services to be provided. The agreement is effective on February 1, 2022 for a term of year. Per the terms of the agreement the consultant will receive a fee of $10,000 per month and 5% equity in the Company. The initial term has expired with no issuance of equity to date. The Company needs to file a written termination to satisfy the agreement terms.

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

On December 1, 2023, the Company entered into a service agreement with Frondeur Partners LLC (“Frondeur”). Frondeur will provide accounting, reporting and consulting services on a monthly basis. On December 1, 2023, the Company executed a corporate services agreement with Frondeur Partners LLC a Nevada limited liability company. Under the terms of the agreement the Company will receive accounting and reporting services. As compensation Frondeur will receive monthly payments of $10,000 in cash and a convertible promissory note for $15,000 The notes are convertible into the Company’s common stock at a 50% discount to the market price (defined in the notes). As of the date of issuance of this report the Company has issued three such notes (December 1, 2023, January 1, and February 1, 2024), which are to be accounted for as stock settled debt under ASC 480.

Other

During the year ended December 31, 2023, The Company’s wholly owned subsidiary IND received net cash of $403,230, under the ERC program (Employee Retention Credit). The net credit was used to offset employee compensation.

NOTE 20 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

RedGear LLC – Purchase Dispute

On April 26, 2024, ReachOut Technology Corp. (“ReachOut”), a wholly-owned subsidiary of the Company filed a lawsuit (Case No. 1:24-cv-03408) in the United States District Court for the Northern District of Illinois, against the former members of RedGear related to certain representations and warranties made by the Defendants, Luciano Aguayo and Armando Gonzalez, in the Membership Interest Purchase Agreement, dated September 29, 2023 and closing on October 2, 2023, under which ReachOut acquired 100% of RedGear. The lawsuit was served on the defendants on April 30, 2024, and the amend below were served in June 2024.

In June 2024, ReachOut amended its complaint in the above case including fraud, post-closing misappropriation of funds and opportunities, tortious interference, breach of fiduciary duty, and post-termination illegal activities in violation of the Computer Fraud and Abuse Act (CFAA) attempting to take control of RedGear systems.

On July 2, 2024, the United States District Court for the Northern District of Illinois entered a Temporary Restraining Order against the Defendants in the above case, based on the federal Computer Fraud and Abuse Act, a statute designed to protect against computer hacking.

As of the filing date of this report no probable outcome has been determined in the above case.

While the Company is working with legal counsel to minimize the impact to the business, the exit of the Defendants has led to a material reduction in RedGear business customers and revenue.

Due to Financial Institutions

Fora Financial

Company, has multiple financing lines with various financial institutions. At December 31, 2023, $1,247,294 of principal and interest is outstanding to Fora under a receivables and purchase order arrangement. The original principal was for $1,250,000 to fund the acquisition of RedGear, with $37,500 charged by the lender as origination fees. Fifty weekly payments of $31,250 may be withdrawn by the lender yielding a financing cost of $312,500.

Default on Loan - PIPE Technologies Inc.

The Company through its wholly owned subsidiary IND engaged PIPE Technologies Inc.(“PIPE”) for financing. The financing arrangement was in the form of a sale of future revenues, whereby PIPE advanced a net amount of $613,800 on February 7, 2023, recorded on the books of ReachOut Technology Corporation. The Company paid $583,578 which was applied to principal leaving a balance of $89,743.

On February 7, 2024 PIPE sent a notice of default and demand for payment to IND. The notice and demand letter confirmed the balance due was $89,743 as recorded by the Company. This amount is disputed by the company believing there were duplicate payments and/or payments not applied during the Silicon Valley Bank collapse, the primary financial backing for PIPE.

Securities Issued

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

On May 31, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $60,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 9,000,000 shares of common stock for $0.0066 (subject to certain specified adjustments) for a period of seven years from the date of issuance.

On June 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on February 28, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On July 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on March 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On August 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on April 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On September 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

Asset Purchase

On April 8, 2024, the Company acquired the assets of Singer Networks LLC (Singer), an Illinois limited liability. Singer is a service provider that manages the technology needs for its clients. Under the terms of the agreement the Company has acquired all the tangible and intangible assets of Singer with the exception of cash and bank accounts, accounts receivable (as of closing date) and the Singer benefit plan. The purchase price is comprised of $121,413 in cash and 750,000 preferred shares of Yuengling’s Ice Cream Corporation (“YCRM”). The preferred shares have a stated value of $1.00 and are convertible into YCRM common shares under the terms of the Certificate of Designation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2023, these disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2023, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2023, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

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

None

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of June 28, 2024, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Richard Jordan	44	Chairman, Chief Executive Officer, President, Secretary and Treasurer*
Kevin Harrington	65	Director*
Kingsley Charles	57	Director*
Everett M. Dickson	59	Former Chairman of the Board of Directors
Robert C. Bohorad	52	Former President and Chief Executive Officer

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and 10% or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2022, we believe all necessary forms have been filed.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Everett M. Dickson	2023	$0	$0	$0	$0	$0	$0	$0	$0
Chairman	2022	$0	$0	$0	$0	$0	$0	$0	$0

Robert C. Bohorad	2023	$50,000	$0	$0	$0	$0	$0	$0	$50,000
President and CEO	2022	$55,000	$0	$0	$0	$0	$0	$0	$55,000

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

During the periods ending October 31, 2023 and December 31, 2022, the company’s sole director, Mr. Dickson, received no compensation for director services.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2023.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May [ ], 2024, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)	Common Stock Beneficially Held		Percent of Class
Named Executive Officers and Directors
Richard Jordan – Series A(3)	699,082,277	(3)	66.67%
Richard Jordan – Series C(4)	2,365,687,358		84.61%
KHBH LLC – Series C(4)	56,325,836		2.01%
Kingsley Charles – Series C(4)	24,407,776		0.87%

All Executive Officers and Directors as a group

5% or More Stockholders
Trillium Partners, LP – Series D(5)	49,926,959		12.50%

(1)	Unless as otherwise indicated in the following table and the footnotes, our named executive officers and directors’ address in the following table is c/o ReachOut Technology, 8910 W. 192nd St. Suite N, Mokena, IL 60448.
(2)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) because of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power concerning the number of shares of common stock outstanding on the date of this Form 10.
(3)	In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table is based on 349,488,710 shares of common stock, outstanding as of the filing date of this Form 10-KT and 699,082,277 shares of common stock issuable upon the conversion of the 475,000 shares of Series A Preferred Stock held by Mr. Jordan. (The Shares A Preferred Stock are convertible into such number of shares of common stock resulting in two-thirds (66.67%) of the outstanding shares of common stock of the Company on a post-conversion basis.)
(4)	In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table is based on 349,488,710 shares of common stock, outstanding as of the filing date of this Form 10-K. 2,365,687,358 shares of common stock issuable upon the conversion of the 7,338,079 shares of Series C Preferred Stock held by Richard Jordan, 24,407,776 shares of common stock issuable upon the conversion of the 75,710 shares of Series C Preferred Stock held by Kingsley Charles, and 56,325,836 shares of common stock issuable upon the conversion of the 174,716 shares of Series C Preferred Stock held by KHBH LLC (The Shares C Preferred Stock are convertible into such number of shares of common stock resulting in 87.50% of the outstanding shares of common stock of the Company on a post-conversion basis.)
(5)	In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table is based on 349,488,710 shares of common stock, outstanding as of the filing date of this Form 10-KT and 49,926,959 shares of common stock issuable upon the conversion of the 1,000,000 shares of Series D Preferred Stock held by Trillium Partners, LP. (The Shares D Preferred Stock are convertible into such number of shares of common stock resulting in 12.50% of the outstanding shares of common stock of the Company on a post-conversion basis.)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In June 2022, Everett Dickson advanced the Company $6,000 for a general operating expense. The $6,000 was repaid the following month.

During the year ended December 31, 2022, a $5,500 payment was mistakenly made to a company controlled by Everett Dickson. The amount is to be repaid. This amount was applied to the note payable during the year ended December 31, 2023.Pickle Jar the company benefiting from this error, advanced the Company $22,000, on September 1, 2023. The amount due to the Company from Pickle Jar was offset against this new advance leaving a note payable to Pickle Jar of $16,500. The funds advanced were used by the Company to repay the balance due on a convertible note held by Quick Capital, LLC.

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

On September 1, 2023, Everett Dickson deposited $2,000, into the Company’s bank accounts to fund payments. The transaction is considered a loan advance and is evidenced by a note payable issued to Everett Dickson. As of December 31, 2023 the note balance due to Everett Dickson is $17,410, is due upon demand and does not bear interest.

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

During the year ended December 31, 2023 and 2022, the Company paid Robert C. Bohorad, YICA’s Chief Operating Officer, $7,000 and $22,000 for compensation, respectively. During the year ended October 31, 2023, Mr. Bohorad forgave $53,000 of accrued compensation. The Company and Mr. Bohorad have agreed that the balance due of $30,000, will be paid by March 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended December 31, 2023 and 2022 amounted to $35,000 and $47,531, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2023 and 2022 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended December 31, 2023 and 2022 was $0.

All Other Fees

During the fiscal years ended December 31, 2023 and 2022, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15. EXHIBITS

The following documents have been filed as part of this report.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.7	ReachOut Technology Corp Financial Statements	X
23.1	Consent of Independent Accounting firm for ReachOut	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Section 1350 Certification	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yuengling’s Ice Cream Corporation

Name	Title	Date

/s/ Richard Jordan	President and Chief Executive Officer	September 11, 2024
Richard Jordan