Form 10-Q
period 2024-03-31
Yuenglings Ice Cream Corp
filed 2024-11-18
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2024

or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $756,108

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of November 15, 2024 there, were 384,088,943 shares of common stock outstanding.

i

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

Employees

The Company currently has approximately twenty-five full-time and part time employees, including officers and directors. Our employees are not represented by any labor union.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUENGLING’S ICE CREAM CORPORATION

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$393,181	$360,673
Accounts receivable	268,337	239,825
Prepaid expenses	73,651	275,780
Loans to related parties	-	-
Inventory	-	-
Total Current Assets	735,169	876,278

Other Assets:
Deposits	8,618	8,618
Furniture and fixed assets, net	480,308	445,697
Goodwill	1,226,427	3,343,929
Right of use asset	476,672	518,968
Total non-current assets	2,192,025	4,317,212
Total Assets	$2,927,194	$5,193,490
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,846,236	$1,764,696
Deferred Revenues	17,912	68,618
Due to officers	407,225	309,725
Due to Affiliate	1,486,986	1,570,253
Due to financial institutions	1,121,354	1,649,134
Seller notes and loans payable, related parties current	623,101	1,175,124
SBA loan payable	423,300	1,012,392
Vehicle and equipment loans	372,731	336,610
Term note payable, related parties	1,175,000	1,175,000
Other loans and notes payable	202,206	202,206
Officer life insurance liability, current portion	450,000	450,000
Convertible notes payable, third parties, net of put premiums	292,223	30,000
Derivative liability	21,975,237	14,637,055
Lease liability, current portion	168,563	171,315
Equipment lease, current	26,092	26,092
Total Current Liabilities	30,588,166	24,578,220

Non-Current Liabilities:
Seller notes payable, non-current portion related parties	631,778	192,932
CNP, third parties, net of discounts	-	40,650
Officer life insurance premium, non-current portion	2,250,000	2,250,000
Dividend payable, preferred stock Series C & D	213,973	76,849
Equipment lease, non-current	14,014	25,090
Lease liability, non-current portion	309,899	347,605
Total Non-Current Liabilities	3,419,664	2,933,126

Total Liabilities	$34,007,830	$27,511,346

Commitments and contingencies	-	-

Temporary Equity - Preferred Series A stock to be issued	357,022	357,022

Stockholders’ Deficit:

To be issued	68,000	68,000
Preferred stock, Series A; par value $0.0001; 10,000,000 shares authorized, 475,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	48	48
Preferred stock, Series C and D, par value $0.0001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	1,000	1,000
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 349,488,710 shares issued and outstanding at March 31, 2024 and December 31, 2023	349,489	349,489
Additional paid in capital	2,013,062	1,616,009
Accumulated deficit	(33,869,257)	(24,709,424)
Total Stockholders’ Deficit	(31,437,658)	(22,674,878)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,927,194	$5,193,490

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2024	2023
Revenue	$2,097,229	$827,290
Cost of goods sold	1,045,439	424,767
Gross profit	1,051,790	402,523

Operating Expenses:
Impairment loss	2,117,502	-
General and administrative expenses	308,612	142,029
Stock compensation	-	7,500
Compensation	900,474	253,656
Professional fees	335,258	79,711
Total operating expenses	3,661,846	482,896

Loss from operations	(2,610,056)	(80,373)

Other income (expense):
Derivative: expense, gains and losses from issuances and conversion	(16,613,323)	(16,166)
Changes in fair market value	9,418,088	79,682
Gain on debt extinguishment	1,170,433	-
Interest expense	(387,851)	(159,958)
Total other expense	(6,412,653)	(96,442)

Loss before provision for income tax	(9,022,709)	(176,815)
Provision for income tax	-	-
Net loss	$(9,022,709)	$(176,815)

Preferred Dividends	-	-
Net income (loss) available to common shareholders	-	-

Basic and Diluted loss per share	$(0.03)	$(0.01)
Basic and Diluted weighted average shares	349,488,710	12,211,260

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Series A Preferred Stock		Series C & D Preferred Stock		Common Stock		To Be Issued Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance at December 31, 2022	475,000	$48	1,000,000	$1,000	14,828,595	$14,829	$660,000	$1,016,412	$(1,726,560)	$(34,271)

Net loss for three months ending March 31, 2023	-	-	-	-	-	-	-	-	(176,815)	(176,815)

Balance at March 31, 2023	475,000	$48	1,000,000	$1,000	14,828,595	$14,829	$660,000	$1,016,412	$(1,903,375)	$(211,086)

	Series A Preferred Stock		Series C & D Preferred Stock		Common Stock		To Be Issued Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance at December 31, 2023	475,000	$48	10,000,000	$1,000	349,488,710	$349,489	$68,000	$1,616,009	$(24,709,424)	$(22,674,878)

Warrants issued to investors	-	-	-	-	-	-	-	397,053	-	397,053

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(137,124)	(137,124)

Net loss for three months ending March 31, 2024	-	-	-	-	-	-	-	-	(9,022,709)	(9,022,709)

Balance at March 31, 2024	475,000	$48	10,000,000	$1,000	349,488,710	$349,489	$68,000	$2,013,062	$(33,869,257)	$(31,437,658)

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)	$(9,022,709)	$(176,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based expenses	-	7,500
Amortization & depreciation	19,285	-
Amortization of debt discounts	273,274	151,017
Derivative expense	16,613,323	(63,516)
Changes in fair market value of derivatives	(9,418,088)
Gain on extinguishment	(1,170,433)	-
Fee notes issued	35,000	-
Intangibles impairment	2,117,502	-
Changes in assets and liabilities:
Accounts receivable	(28,512)	(124,226)
Prepaids and Other	202,129	-
A/P and accrued	173,442	164,205
Equipment lease	(11,076)	-
ROU Lease	1,838	8,120
Customer deposits	(50,706)	(31,444)
Other current liabilities	97,500	(7,099)
NET CASH USED IN OPERATING ACTIVITIES	(163,231)	(72,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets	(53,896)	(35,766)
NET CASH USED IN INVESTING ACTIVITIES	(53,896)	(35,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Fox loan	287,705	-
Repayments Fox loan	(92,295)	-
Proceeds from Fora loan	-	613,800
Repayment of Fora loan	(270,452)	(64,138)
Repayments seller notes	(113,177)	(93,216)
New vehicle loan	53,896	-
Repayments vehicle loans	(17,775)	-
Affiliate advances	-	590,951
Repayments of affiliate advances	(83,267)	-
Repayments - Related party advances	-	(420,381)
Proceeds – convertible notes payable	490,000	35,000
ULI Insurance payment	-	(382,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	254,635	279,516

EFFECT OF EXCHANGE RATE CHANGES ON CASH

NET INCREASE (DECREASE) IN CASH	32,508	171,492

CASH BEGINNING OF YEAR	360,673	571,578

CASH END OF YEAR	$393,181	$743,070

Cash paid during the period for Interest	$41,050	$-

Income taxes	-	-

Supplemental Disclosure of Non-Cash Activity:
Debt discounts	$574,000	$-
Preferred stock dividends	$137,124	$-

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024

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

ReachOut Corp. Acquisition - Red Gear LLC

ReachOut entered into a Membership Interest Purchase Agreement on September 29, 2023 with RedGear, LLC, a Texas limited liability company and acquired 100% of the members’ interest of RedGear, LLC, in exchange for cash, a note payable and the assumption of certain liabilities of RedGear, LLC. The transaction was deemed to be a business combination and applied acquisition accounting under ASC 805. Upon closing October 2, 2023, the total value of the consideration given for the purchase was $3,025,249 The purchase price was allocated to net tangible assets of $54,006 with the balance of $2,510,0291 allocated to goodwill, which is not amortized to expense. ReachOut hired an independent accounting firm to validate the Adjusted EBITDA (as defined in the closing documents). The results of the validation resulted in a purchase price adjustment reducing goodwill to $2,117,502. During the three months ended March 31, 2024, the Company determined that the goodwill was fully impaired and charged to loss to operating expenses.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $9,022,709, for the three months ended March 31, 2024, and has incurred negative cash flows from operations for the period. As of March 31, 2024, the working capital deficit, stockholders’ deficit, and accumulated deficit was $29,852,997, $31,437,658 and $33,869,257 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition, and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the accounts of ReachOut Technology Corp. and its wholly-owned subsidiaries, ReachOut IND and RedGear. All significant intercompany accounts and transactions have been eliminated in consolidation. Since September 2, 2022, following the purchase of 100% of the membership interests in Innovative Network Designs LLC, (now ReachOut IND) and RedGear, LLC on October 2, 2023, the operations, assets, and liabilities have been consolidated into the Company.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, inventory, revenue recognition and the valuations of common and preferred stock, valuations of derivative liabilities and intangible assets. The Company bases its estimates on historical experience, known trends, analysis and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At March 31, 2024 and 2023, all of the Company’s cash and cash equivalents were held at accredited financial institutions. As of March 31, 2024, the Company had $0 in excess of insured amounts at financial institutions.

The Company’s subsidiary, Innovative Design Networks, has two clients with outstanding unpaid accounts representing a total of 57% and 43% of the accounts receivable balance at March 31, 2024. The RedGear subsidiary has two clients with outstanding unpaid accounts representing a total of 39% and 14% of its total receivables as of March 31, 2024.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of year or less when purchased to be cash equivalents. There were no cash equivalents for the at March 31, 2024 or December 31, 2023.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2024. These reclassifications did not have any effect on the results of operations.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less the allowance for credit losses. Factors used to establish an allowance include the credit quality of the customer and other factors. The Company may also use the direct write-off method to account for uncollectible accounts that are not received. Using the direct write-off method, trade receivable balances are written off to bad debt expense when an account balance is deemed to be uncollectible. The Company maintains an allowance for credit losses primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company maintains an allowance under Accounting Standards Codification (“ASC”) 326 based on historical losses, changes in payment history, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions. As of March 31, 2024, the calculated and recognized allowance for credit losses was $1,100.

Deferred Financing Costs

Any unamortized deferred financing costs related to the Company borrowings are presented in the consolidated balance sheets as a direct deduction from the related debt. As of March 31, 2024, there are no unamortized deferred financing fees recognized. Amortization of such costs is reported as interest and financing costs included in the consolidated statement of operations.

Inventory

Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has expired or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventories at March 31, 2024 and December 31, 2023 were $0 and $0, respectively. Inventory consists of technology related equipment purchased for customers having contractual obligations to pay for the equipment upon delivery. The components are awaiting delivery and installation stored at RedGear’s office facilities.

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

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. The total potentially dilutive shares calculated is 7,888,646,735 at March 31, 2024. As of March 31, 2024: there are obligations to issue Series A Preferred Stock which are convertible into 1,020,062,029 shares of common stock; the Series A Preferred shares outstanding convertible into 699,082,277 of common shares; the Series C Preferred shares outstanding may convert into 2,446,420,970 common shares; the Series D Preferred shares outstanding may convert into 49,926,959 common shares; the warrants outstanding my convert into 305,757,519 common shares; and there are 3,363,333,333 potentially dilutive shares arising from the conversion value of the convertible notes payable. Options outstanding may be exercised into 611,214 common shares. It should be noted that contractually the limitations on obligation to convertible notes, the various preferred series and warrant holders that limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s Chairman of the Board of Directors holds a control block of Series A Preferred Stock which confers upon him a majority vote in all Company matters including authorization of additional common shares or to reverse split the stock. As of March 31, 2024, and 2023, potentially dilutive securities consisted of the following:

	March 31, 2024	March 31, 2023
Series A Preferred Stock Payable	1,020,062,029	1,020,062,029
Series A Preferred Stock outstanding	699,082,277	699,082,277
Series C Preferred Stock outstanding	2,446,420,970	2,446,420,970
Series D Preferred Stock outstanding	49,926,959	49,926,959
Warrants	305,757,519	-
Third party convertible debt	3,363,333,333	169,129,324
Common shares to be issued	3,452,434	64,480,763
Common stock options	611,214	-
Total	7,888,646,735	4,449,102,322

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

Convertible Notes with Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed rate to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the Note date with a charge to interest expense in accordance with ASC 480 - “Distinguishing Liabilities from Equity”.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date using a binomial model, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

The table below classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2024 and December 31, 2023.

	At March 31, 2024			At December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$21,975,237	-	-	$14,637,055

A roll-forward of the level 3 valuation financial instruments is as follows

Derivative Liabilities
Balance at December 31, 2023	$14,637,055
Charged to derivative expense upon issuance of related note	16,216,270
Classified as initial debt discount upon issuance of related note	540,000
Fair Value adjustments - convertible notes	(9,418,088)
Balance at March 31, 2024	$21,975,237

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the year ended March 31, 2024 is as follows:

Inputs	December 31, 2023
Stock price	$0.0065
Conversion price	$0.0003
Volatility (annual)	293%
Risk-free rate	5.18%
Dividend rate	-
Years to maturity	1.2

An additional $397,053 was charged to derivative expense upon issuance of 163,333,333 warrants to an investor, during the three months ended March 31, 2024. This charge to derivative expense was credited to additional paid in capital.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported.

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

For the three months ended March 31, 2024 and the year ended December 31, 2023, the Company deferred revenue of $17,912 and $68,618, respectively. The deferral of revenue is based on management’s determination that services or goods have not been provided to the customers as of the reporting date and therefore the revenue is unearned.

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

The Company manages its operating income on a regional basis at the present time. Revenue recognized for the Northeast region was $834,806, and $1,262,423 for the Southeast region for the three months ended March 31, 2024.

Advertising Costs

Advertising costs are expensed as incurred and are included in General and Administrative expenses. The Company expensed less than $1,000 for advertising and marketing during the three months ended March 31, 2024.

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

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as an expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. In accordance with ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting share-based payment transactions for acquiring goods and services from nonemployees are included. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

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

The Company’s subsidiaries have recognized the Right of Use assets and related liabilities for leases and sublease for the office facilities in New Jersey, Texas and Arizona during the years ended December 31, 2023 and 2022, and following the acquisitions are accounted for under ASC 842. The corporate office is an informal arrangement which provides for office space in a shared office environment with a company controlled by the CEO and has not been charged for the office space during the periods ended March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024 and year ended December 31, 2023, the Company recognized lease liabilities of $478,462 (March, 2024) and $518,920 (December 2023), respectfully, and the related right-of-use asset for the same amounts, and will amortize both over the life of the lease.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2024	December 31, 2023
Property and equipment	$1,104,265	$1,050,369
Less: accumulated depreciation	(623,957)	(604,672)
Property and equipment, net	$480,308	$445,697

Property and equipment consisted of vehicles, leasehold improvements and computers and other network technology equipment, primarily located in the RedGear office facilities. For the three months ended March 31, 2024, the Depreciation Expense was $19,285.

NOTE 5 – GOODWILL

The Company acquired the operations, assets and liabilities of Innovative Network Designs, LLC during the year ended December 31, 2022. The Company recognized goodwill of $5,363,173. The Company reduced its goodwill by $4,136,746, with a charge to operating expenses, based on the results annual impairment tests. It was determined that the present value of expected future earnings were less than the carrying value of the goodwill. During the year ended December 31, 2023, the Company acquired the operations, assets and liabilities or RedGear, LLC and recognized goodwill of $2,117,502. During the three months ending March 31, 2024, the Company determined that the expected future earnings of RedGear, LLC were significantly less than the carrying value of the goodwill and recognized a loss of $2,117,502. The goodwill asset is compared to its fair value at least annually (“impairment test”). The Company follows ASC 350 20 – Goodwill.

Membership Interest Purchase Agreement

Innovative Network Designs, LLC

The Company entered into a Membership Interest Purchase Agreement on August 1, 2022 with Innovative Network Designs, LLC, a New Jersey limited liability company and acquired 100% of the member’s interest of Innovative Network Designs, LLC, in exchange for cash, notes payable, commitment to purchase universal life insurance policies for the two principals and 500,000 restricted shares of the Company’s common stock. The transaction was deemed to be a business combination, and the Company applied acquisition accounting under ASC 805. Upon closing (September 2, 2022) the total value of the consideration given for the purchase was $6,018,193. Included in the purchase consideration: is the commitment to pay universal life insurance policies for a total cash value of $3,150,000 over seven years ($382,500 annually), which the Company anticipates will be financed by a third party; a term promissory note (24 months with a ballon payment at maturity); a promissory note secured by a second priority lien on all the Company’s membership interests and other defined assets (amortizable); and 500,000 shares of the Company’s common stock, valued at $1.00 per share (the offering price of the Company’s regulation A offering documents). The purchase price was allocated to net tangible assets of $655,020 with the balance of $5,363,173 allocated to goodwill, which is not amortized to expense (see note 5). During the year ended December 31, 2023 a charge of $4,136,746 was taken reducing goodwill to $1,226,427. The assets and liabilities (with the exception of the lease related items) are short term and therefore book value approximates the fair value. Management believes that there is significant value in the customer list and the trade name, but has not done separate valuation analysis. The Company does not believe there are any material variations between separately valued intangible assets compared to current goodwill value would be determinable under separate valuations of the intangible assets. An impairment analysis will consider each potential subcomponent (customer list, workforce in place etc.) of the Goodwill recorded in accordance with the relevant accounting standards at least annually and more frequently should there be any financial or economic issues suggesting an impairment.

Assets Acquired and Liabilities Assumed

Assets Acquired	Fair Value
Cash	$613,077
Accounts Receivable	217,816
Prepaid Expenses	62,706
Right of Use Asset	109,456
Total Assets	$1,003,055
Liabilities Assumed
Accounts Payable	$49,936
Accrued Expenses	118,521
Sales Tax Payable	70,122
Lease Liabilities	109,457
Total Liabilities	$348,036

Consideration Value
Cash	$325,000
Convertible Note	1,175,000
Universal Life Insurance Commitment	3,150,000
Promissory Note	868,193
Common Stock	500,000
Total Purchase Price	6,018,193
Less, net asset value	655,020
Less impairment charge - 2023	(4,136,746)
Value of intangible assets	$1,226,427

Acquisition - Red Gear LLC

The Company entered into a Membership Interest Purchase Agreement on September 29, 2023 with RedGear, LLC, a Texas limited liability company and acquired 100% of the member’s interest of RedGear, LLC, in exchange for cash, a note payable and the assumption of certain liabilities of RedGear, LLC. The transaction was deemed to be a business combination and the Company applied acquisition accounting under ASC 805. Upon closing on October 2, 2023, the total value of the consideration (including assumed SBA loans and other net liabilities) given for the purchase was $2,038,809. The purchase price was allocated to net liabilities of $344,307 with the balance of $2,540,502 allocated to goodwill, which is not amortized to expense. The Company hired an independent accounting firm to validate the Adjusted EBITDA (as defined in the closing documents). The results of the validation resulted in a purchase price adjustment of $525,526 (reflected in the table below). The fair value of certain assets and liabilities may result in an adjustment to the carrying value of the investment in RedGear, LLC. Management believes that there is significant value in the customer list and the trade name but has not done separate valuation analysis. The Company does not believe any material variances would be present in the classification of differing types of indefinite-lived intangible assets versus the goodwill recorded within the financial statements of RedGear. An impairment analysis will consider each potential subcomponent (customer list, workforce in place etc.) of the Goodwill recorded in accordance with the relevant accounting standards at least annually and more frequently should there be any financial or economic issues suggesting an impairment.

Assets Acquired and Liabilities Assumed

Assets Acquired	Fair Value
Cash	$83,794
Accounts Receivable	106,931
Receivable, Related Party	126,643
Fixed Assets,	784,252
Right of Use Asset	592,970
Total Assets	$1,567,947
Liabilities Assumed
Accounts payable	$49,393
Accrued Expenses	62,402
Bank line of credit	50,000
Vehicle and equipment loans payable	468,189
SBA Loan	423,300
Lease Liabilities	592,970
Total Liabilities	$1,646,254

Consideration Value
Cash	$1,249,248
Promissory Note	789,261
Total Purchase Price	2,038,809
Tangible Net Liabilities	78,693
Impairment charge 2024	(2,117,502)
Value of intangible assets	$-

NOTE 6 – BANK NOTES AND LOANS

The Company has an SBA loan with monthly payments that matures on March 13, 2026. The balance due on this loan as of December 31, 2023, is $589,092. As of July 31, 2023, the interest rate on this loan has increased to 10.25% from its original 5.25%. The debt was forgiven by the lender during the three months ended March 31, 2024, a gain on debt extinguishment was recognized for carrying value of the accrued interest and principal.

The Company has a line of credit requiring monthly payments. On December 24, 2021, $106,201 from a CD was applied to the Line of Credit balance. On April 5, 2023, a property pledged as collateral by David Yuengling was taken over by Mid Penn Bank. The property’s appraised value of $204,360 was applied to the principal of the Line of Credit and recognized as additional paid in capital. The balance due on this loan as of December 31, 2023, is $489,439. As of July 31, 2023, the interest rate on this loan has increased to 9.5% from its original 4.25%. The debt was forgiven by the lender during the three months ended March 31, 2024, a gain on debt extinguishment was recognized for carrying value of the accrued interest and principal.

NOTE 7 – SELLERS’ TERM AND SECURED NOTES PAYABLE

On October 1, 2022 the Company’s subsidiary ReachOut issued a term promissory note to the sellers of the membership interest in Innovative Network Designs LLC. Under the option selected by the holder of the note, a ballon payment of principal is due on October 1, 2024. The note principal is $1,175,000 bears interest at 24%, matures on October 1, 2024. The principal $1,175,000 and accrued interest at March 31, 2024 is $421,841. This term note is excluded from the table below.

On October 1, 2022 the Company issued a secured promissory note to the sellers of the membership interest in Innovative Network Designs LLC. The original (as adjusted for purchase contingencies) note principal was $868,193 bears interest at 7%, matures on April 2, 2025. The note amortizes over the term with the first principal payment of $96,466 due on April 15, 2023, along with $37,463 of accrued interest. Subsequent quarterly payments of interest and principal begin on July 15, 2023 and continue through maturity. The note is secured by a second priority lien on the membership interest purchased by the Company and certain other assets related to the acquisition. The remaining principal due is $465,618, as of March 31, 2024. Accrued interest is $29,619 as of March 31, 2024.

On September 29, 2023, the Company issued a promissory note to the former members of RedGear, LLC as partial payment for the RedGear acquisition. as of March 31, 2023 the note principal is $789,621, bears interest at 8% and matures on September 27, 2028. Principal was subject to adjustment of $525,526 based on the findings of a third-party accounting firm related to EBITDA reported compared to actual. Accrued interest is approximately $4,200 as of March 31, 2024.

Year Ended:	Principal
March 31, 2025	$631,778
March 31, 2026	166,160
March 31, 2027	166,160
March 31, 2028	166,160
January 15, through March 2, 2025	124,621
Totals	$1,254,879

NOTE 8 – DUE TO OFFICERS

The amount due to officers of $407,225 at March 31, 2024, includes $275,000 of compensation due to senior employees at Innovative Network Designs and RedGear operating companies. The balance of $132,225 is due to the CEO for advances to fund operations. The advances carry no interest and no maturity date.

NOTE 9 – DUE TO AND FROM AFFILIATIATED COMPANYS

At March 31, 2024 and December 31, 2023, $1,486,986 and $1,570,253, respectively was due to affiliates. The affiliate in a private corporation controlled by the CEO which has funded operations for the operations since the corporate creation. The advances carry no interest and no maturity date.

NOTE 10 – DUE TO FINANCIAL INSTITUTIONS

The Company has taken loans from financial institutions in the form of sales of future receivables, had outstanding balance of principal (net of unamortized debt discounts) of $1,121,354 and $1,649,134 as of March 31, 2024 and December 31, 2023. Respectively.

The Company, through its wholly owned subsidiary IND, engaged PIPE Technologies Inc. for financing. The financing arrangement was in the form of a sale of future revenues, whereby PIPE advanced a net amount of $613,800 on February 7, 2023, recorded on the books of the Company. On February 1, 2023 the Company recognized $59,520 as principal charged to interest expense related to the financing, also recorded on the books of the Company. The amount of $59,520 was deducted from the proceeds advanced. The total loan principal of $773,320 was recognized. From March 31, to September 30, 2023 the Company made monthly payments of $64,138 or $44,871, from October 31, to December 7, 2023. The total amount paid of $583,578 was applied to principal leaving a balance of $89,743, at March 31, 2024 and December 31, 2023.

The Company arranged a similar financing transaction with Fora Financial for which it received cash of $1,212,500 net of underwriting fees of $37,500 (treated as OID and amortized over the life of the loan). A total of $312,500 of interest charges were charged by the lender. Weekly payments of principal and interest totaling $31,250 were scheduled to be paid beginning March 7, 2023. At December 31, 2023 a total principal of $1,247,294, less unamortized discounts of $177,342 ($1,069,952 net for presentation) have been recognized as due to Fora. During the three months ended March 31, 2024, the debt discount was unamortized balance was $118,444 and the principal balance was $917,944, and the net carrying value is $799,500.

On January 30, 2024, the Company arranged another financing (Future Sale of Receivables) with Fox Funding Group LLC for which it received cash of $287,705 net of underwriting fees of $12,295 (treated as OID and amortized over the life of the loan). A total of $105,000 of interest charges were charged by the lender. Weekly payments of principal and interest totaling $12,625, beginning February 2, 2024. During the three months ended March 31, 2024, total payments of interest and principal were $88,594, the debt discount was unamortized balance was $92,295 and the principal balance was $316,406 and the net carrying value is $224,111.

Choice Financial Group is owed $8,000 under a financial arrangement at March 31, 2024.

There was approximately $489,439 due to Mid Penn Bank under a line of credit, as of December 31, 2023. This financing is subject to a debt forgiveness agreement with Mid Penn which was settled in January 2024. During the three months ended March 31, 2024, the debt was forgiven and the principal and accrued interest amounts were recognized as gain on debt extinguishment.

NOTE 11 – THIRD PARTY NOTES PAYABLE

	March 31, 2024	December 31, 2023
Note principal	$202,206	$202,206

The Company has issued various notes to investors to fund operations prior to the reverse merger on November 9, 2023. Below is basic information about each of these legacy financings.

During the year ended December 31, 2023, $17,910 of related party notes payable were reclassified to notes payable (third parties) as the former officer is not a related party. There is no interest due on the note. The principal balance is $17,910, at March 31, 2024.

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of March 31, 2024, accrued interest amounted to $15,984.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of March 31, 2024, accrued interest amounted to $12,764.

On March 27, 2017, the Company issued Craigstone Ltd. A promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of March 31, 2024, accrued interest amounted to $8,680.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of March 31, 2024, accrued interest amounted to $3,055.

On July 28, 2017, the Company issued Backenald Trading Ltd. A promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of March 31, 2024, principal and accrued interest amounted are $20,000 and $13,072, respectively.

On January 24, 2020, the Company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of March 31, 2024, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the Company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of March 31, 2024, following forgiveness of $5,000 and $6,131 of principal and interest respectively the balance due on this note for principal and interest is $16,500 and $5,663, respectively.

On June 1, 2023, the Company issued a third party a promissory note in the principal amount of $40,675, bearing interest at the rate of 5% per annum, and maturing on June 1, 2024. During the year ending December 31, 2023, an additional $15,000 was advanced to the Company bringing the total principal due to $55,675, as of March 31, 2024.

At March 31, 2024, the Company was also indebted to a third party for a total of $24,656, for a non-interest-bearing note. This note was in default since December 30, 2015.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Post Reverse Merger Issuances

On November 10, 2023, YCRM issued a convertible note payable, warrants to purchase to the Company’s common stock and Series D Preferred Shares to Trillium Partners, L.P. The convertible note has principal of $470,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. $436,000 was received as cash and $34,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $1,842,315, $1,406,315 was charged to loss on issuance (derivative expense) and $436,000 was charged to debt discount to be amortized over the term of the note. At March 31, 2024 the principal and accrued interest are $470,000 and $21,942, respectively.

On December 1, 2023, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on August 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. The note was determined to include an embedded derivative which has been bifurcated and included in derivative liabilities. At March 31, 2024 the principal and accrued interest are $15,000 and $597, respectively.

On January 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on September 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $37,012, $22,012 was charged to loss on issuance (derivative expense) and $15,000 was charged to debt discount to be amortized over the term of the note. At March 31, 2024 the principal and accrued interest are $15,000 and $449, respectively.

On January 11, 2024, YCRM issued a convertible note payable and 163,333,333 warrants (exercisable at $0.001) to purchase to the Company’s common to Trillium Partners, L.P. The convertible note has principal of $539,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.001 or 50% of the lowest traded price during the thirty days prior to conversion. $490,000 was received as cash and $49,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $17,626,408, and was charged to loss on issuance (derivative expense) and $490,000 was charged to debt discount to be amortized over the term of the note. At March 31, 2024 the principal and accrued interest are $539,000 and $14,176, respectively.

On February 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $35,340, $25,340 was charged to loss on issuance (derivative expense) and $10,000 was charged to debt discount to be amortized over the term of the note At March 31, 2024 the principal and accrued interest are $15,000 and $194, respectively.

On March 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $20,180, $10,180 was charged to loss on issuance (derivative expense) and $15,000 was charged to debt discount to be amortized over the term of the note. At March 31, 2024 the principal and accrued interest are $10,000 and $99, respectively.

NOTE 13 – SMALL BUSINESS LOANS PAYABLE

The Company’s subsidiary ReachOut Technology Corporation assumed two SBA notes payable originally issued by RedGear, as part of the acquisition. The first note was issued May 26, 2020 for $150,000, matures in thirty years and bears interest at 3.75%. The note principal and accrued interest at December 31, 2023 are $150,000 and $20,250, respectively. The second note was issued November 22, 2021, for $273,500, matures in thirty years and bears interest at 3.75%. The principal remains outstanding at March 31, 2024, and accrued interest is $45,818.

NOTE 14 – OFFICER LIFE INSURANCE PREMIUMS PAYABLE

On October 1, 2022, the Company committed to paying life insurance with the sellers of the membership interest in Innovative Network Designs LLC. The total amount of the liability was $3,150,000 to be paid in equal installments of $450,000 over seven years. The current portion due is $450,000 and the non-current portion due is $2,250,000, as of March 31, 2024.

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

During the years ended December 31, 2022 and 2021, the Company’s CEO advanced the Company funds for operating expenses. At March 31, 2024 and December 31, 2023, the outstanding balances owed were $132,225 and $132,225, respectively and is presented as Due to Officers. No interest is due on this informal arrangement.

During the years ended December 31, 2023 and 2022, an entity controlled by the CEO advanced (net of repayments) the Company $887,854 and $619,399, respectively. During the three months ended March 31, 2024, the Company repaid $83,267, net of advances. The Company used the funds to pay various operating expenses. The balance due is $1,486,986 at March 31, 2024 and is included in due to affiliated companies as presented on the balance sheet.

During the year ended December 31, 2022, the Company issued notes to former owners of the membership interest in Innovative Network Designs, LLC (now ReachOut IND) and committed to purchase universal life insurance for officers of ReachOut IND. The notes issued were a term promissory note for $1,175,000 and an amortizing promissory note for $868,193, the commitment to purchase life insurance totaled $3,150,000. At March 31, 2024, the term note, amortizing note and liability for the life insurance are $1,175,000, $465,618 and $2,700,000, respectively.

During the year ended December 31, 2023, the Company issued notes totaling $1,314,787 to the former owners of the membership interest in RedGear, LLC and paid cash of $1,249,248. Following the contractual terms of the purchase agreement the note principal was reduced $789,261 as of March 31, 2024 and December 31, 2023.

Compensation due to former officers of RedGear amounts to $275,000 and $137,500, respectively at March 31, 2024 and December 31, 2023.

RedGear is obligated under office leases to a company controlled by the former owners of the RedGear membership interests. The office space is in two locations in the city of El Paso, Texas and covers approximately 10,000 square feet in total. The liability as calculated for the right to use asset (under ASC 842) was $406,015, which is included in the lease amounts for the three months ended December 31, 2023 in note 11.

The Company and the former principle of ReachOut IND entered into an employment agreement. The former head of ReachOut IND is named as Regional Vice President of Northeast (the Executive) at an annual salary of $250,000, plus incentive compensation with a target bonus of 10% of salary and an equity incentive of up to $1,400,000, value of Restricted Stock Units vesting ratably over seven years. The Executive is also given an annual expense stipend of $5,000, eligibility for employee benefits and specified paid leave. The initial term of the agreement is 24 months.

On May 3, 2024, the employment agreement with the former principle of ReachOut IND has been amended in accordance with the terms of the employment agreement. The amendment takes effect on May 16, 2023, and reduces annual compensation to $125,000, and alters the responsibilities of his management role.

On January 14, 2023, the Company granted 30 million restricted common shares to Robert C. Bohorad. The Company signed a letter of intent with Mr. Bohorad on October 26, 2022, where Mr. Bohorad will become Chief Operating Officer and Chief Financial Officer. The purpose of the issuance is to retain and incentivize the individual in their efforts to manage the Company and foster its success. The shares were valued at $0.006, the closing stock price on the date of grant, for total non-cash compensation of $180,000. The amount was to be recognized over a one-year period. On September 15, 2023, Robert C. Bohorad returned the 30 million restricted common shares to the Company.

During the year ended October 31, 2023 and 2022, the Company paid Robert C. Bohorad, President and CEO, $7,000 and $22,000 for compensation, respectively. During the year ended October 31, 2023, Mr. Bohorad forgave $53,000 of accrued compensation. The Company and Mr. Bohorad have agreed that the balance due of $30,000, will be paid by March 31, 2024.

On October 30, 2023, the Company awarded Mr. Bohorad 3,000,000 shares of restricted common stock to facilitate the preparation of financial statements and in the transition of the Company to new ownership. The shares were valued at $33,000 and are currently classified as common stock to be issued.

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

As of March 31, 2024, the Company has preferred stock to be issued in the amount of $357,022, following conversions to 50,000,000 common shares. Based on the terms of the Agreement as of March 31, 2024, the preferred Series A can be converted at $0.00035 per share, into 1,020,062,029 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown number of preferred shares to be issued and the preferred shares are convertible at the option of the holder, the Company determined that the shares to be issued shall be treated as temporary equity.

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

Using a Black-Scholes model the preferred Series C stock was valued at $2,910,984 and $291,186 was charged to stock compensation for service providers and $2,620,673 was charged to investment in ReachOut. The accrued dividend of 2% of the stated value ($3.00 per share) was calculated to be $129,452 for the three months ended March 31, 2014.

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

Using a Black-Scholes model the preferred Series D stock was valued at $475,693 and was charged to acquisition costs and deferred financing to was fully amortized at December 31, 2023. The accrued dividend of 2% of the stated value ($1.00 per share) was calculated to be $6,164 for the three months ended March 31, 2014.

Common Stock

On March 31, 2024 and December 31, 2023, the Company had 2,500,000,000 and 2,500,000,000 shares of common stock authorized respectively. There were 349,488,710 common shares of stock outstanding on March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024, - 163,333,333 warrants for common stock, having a seven-year period during which the warrants can be exercised at $0.001 per share were issued to investors. The warrants have been valued at $1,507,693 and were charged to additional paid in capital.

The Company charged dividends on Series C and D preferred stock to accumulated deficit ($137,124).

Warrants Issued

For the three months ended March 31, 2024 and year ended December 31, 2023, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2023	142,424,186	$0.0003	6.80	$0.001	$142,277
Issued and exercisable during the three months ended March 31, 2024	163,333,333	0.001	7.00	0.0092	1,507,693
	305,757,519	$0.0007	6.70	$0.005	$1,649,970

All warrants were issued as incentive to an investor for future investment.

Stock Options Issued

For the three months ended March 31, 2024 and the year ended December 31, 2023, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2023	611,214	$1.00	9.75	$0.004	$2,750
Issued during the three months ended March 31, 2024	-	-	-	-	-
Outstanding and exercisable at March 31, 2024	611,214	$1.00	9.5	$0.004	$2,750

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

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Legal Matters

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

Other Contingencies

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

Lease Obligations

Effective October 2020, the ReachOut’s subsidiary (RedGear, LLC) renewed the lease for the principal offices at 123 West Mills Avenue, El Paso, Texas. The lease extends through September 30, 2025, for $1,350.20 per month with annual escalation of 2%. The liability and Right of Use Asset was recognized for $61,590. No subsequent renewal is certain at March 31, 2024.

Effective October 29, 2021, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 3636 North Central Avenue, Phoenix, Arizona. The lease extends through October 31, 2025, for $3,224.83 per month with annual escalation of 3%. The liability and Right of Use Asset was recognized for $125,364. No subsequent renewal is certain at March 31, 2024.

Effective September 29, 2023, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 10033 Carnegie Avenue, El Paso, Texas. The lease extends through September 28, 2028, for $5,018.00 per month with annual escalation of 3%. The liability and Right of Use Asset was recognized for $232,940. No subsequent renewal is certain at March 31, 2024. The lessor is considered a related party (see note 15).

Effective September 29, 2023, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 6713 Viscount Blvd. El Paso, Texas. The lease extends through September 28, 2028, for $3,600.00 per month with annual escalation of 5%. The liability and Right of Use Asset was recognized for $173,076. No subsequent renewal is certain at March 31, 2024. The lessor is considered a related party (see note 15).

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

The offices for ReachOut are shared with a related party ReachOut IL (an S corporation), under an arrangement that is not formalized.

Right of use asset (ROU) is summarized below:

	March 31, 2024	December 31, 2023
Operating lease at inception	$767,068	$767,068
Less accumulated reduction	(290,396)	(248,101)
Balance ROU asset	$476,672	$518,968

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception	$767,068	$767,068
Reduction of lease liabilities	(288,606)	(248,147)
Total lease liabilities	$478,462	$518,920
Less: current portion	(168,563)	(171,316)
Lease liabilities, non-current	$309,899	$347,605

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$666,889	$707,347
Less discount to fair value	(188,427)	(188,124)
Total lease liability	$478,462	$519,223

Future minimum lease payments under non-cancellable operating leases at March 31, 2024 are as follows:

Years ending December 31,	Amount
2024	180,660
2025	166,502
2026	110,289
2027	116,928
2028	92,510
Total minimum non-cancelable operating lease payments	$666,889

For the three months ended March 31, 2024 rent expense was for was $61,816.

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

NOTE 19 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Securities Issued

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

On April 8, 2024, ReachOut Technology acquired a majority of the assets of Singer networks, LLC in exchange for cash, notes payable, and restricted shares of a new series of convertible preferred. The holders may convert the new preferred into 1,050,000 shares of the Company’s common stock. The transaction was deemed to be an asset acquisition and applied acquisition accounting under ASC 805.

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

On July 11, 2024, the Company issued 34,600,233 to Trillium Partners LP in conversion of $8,035 of accrued interest along with $2,345 of incurred conversion fees.

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

On October 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on June 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-KT for the year ended December 31, 2023 as filed with the SEC on September 11, 2023.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

Company Overview

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $9,022,709 for the three months ended March 31, 2024, and has incurred negative cash flows from operations for the period. As of March 31, 2024, the working capital deficit, stockholders’ deficit, and accumulated deficit was $29,852,997, $31,437,658 and $33,869,257 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition, and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

Results of Operations for the three months ended March 31, 2024 and 2023

Revenue

We had $2,097,229 in revenue for the three months ended March 31, 2024, compared to $827,290 for the three months ended March 31, 2023. The increase in revenue is primarily due to the acquisition of Red Gear in October, 2023.

Cost of Goods Sold

We incurred $1,045,439 in costs of goods sold for the three months ended March 31, 2024, compared to $424,767 for the three months ended March 31, 2023. This increase is primarily due to the acquisition of Red Gear in October, 2023.

Impairment Loss

We incurred $2,117,502 in impairment loss for the three months ended March 31, 2024 compared to $0 for the three months ended March 31, 2023.

General and administrative expenses

We had $308,612 of general and administrative expenses (“G&A”) for the three months ended March 31, 2024, compared to $142,029 for the three months ended March 31, 2023, an increase of $166,583 or 117%.

Compensation

We had $900,474 in compensation for the three months ended March 31, 2024 compared to $253,656 of compensation for the three months ended March 31, 2023. Stock compensation expense was $0 and $7,500 for the three months ended March 31, 2024 and 2023, respectively.

Professional expenses

We incurred $335,258 of professional fees for the three months ended March 31, 2024, compared to $79,711 for the three months ended March 31, 2023, an increase of $255,547 or 320%. Professional fees generally consist of audit, legal, accounting and investor relation service fees.

Other income (expense)

For the three months ended March 31, 2024, we had total other expense of $6,412,653, compared to total other expenses of $96,442 for the three months ended March 31, 2023. In the current period we incurred a loss of $16,613,323 from securities issuances having embedded derivatives. In the most recent period, we had FMV changes of $9,418,088, Gain on debt extinguishment of $1,170,433, and Interest Expense of $387,851.

In the prior period we incurred $16,166 from a loss from issuances and conversions, FMV changes of $79,682, and Interest expense of 159,958.

Net loss

We incurred a net loss of $9,022,709 for the three months ended March 31, 2024, compared to a net loss of $176,815 for the three months ended March 31, 2023. Our net loss was due to intangibles impairment, higher compensation, increased interest expense, and a greater loss due to issuances of securities having embedded derivatives.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended March 31, 2024 was $163,231 compared to $72,258 of cash used in operating activities for the three months ended March 31, 2023.

Cash Flows from Investing

We used $53,896 for investing activities for the three months ended March 31, 2024, compared to using $35,766 for investing activities for the three months ended March 31, 2023.

Cash Flows from Financing

For the three months ended March 31, 2024, we netted $254,635 from financing activities. We received $287,705 from proceeds from a loan (Fox) and $490,000 from the issuance of convertible notes. We repaid $92,295 on the Fox loan, $270,452 on the Fora loan and $113,177 on repayment of seller notes. Finally, we had a new vehicle loan of $53,896, a repayment of vehicle loans of $17,775, and repayments of affiliate advances of 83,267.

For the three months ended March 31, 2023, we netted $279,516 from financing activities. We received $613,800 from the proceeds from the Fora loan and repaid $64,138 for the Fora loan and $93,216 in repayment to a seller’s note.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-Q for a summary of our critical accounting policies and recently adopted and issued accounting standards.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 26, 2024, ReachOut Technology Corp. (“ReachOut”), a wholly-owned subsidiary of the Company filed a lawsuit (Case No. 1:24-cv-03408) in the United States District Court for the Northern District of Illinois, against the former members of Red Gear, LLC (“Red Gear”) related to certain representations and warranties made by the Defendants, Luciano Aguayo and Armando Gonzalez, in the Membership Interest Purchase Agreement, dated September 29, 2023 and closing on October 2, 2023, under which ReachOut acquired 100% of Red Gear. The lawsuit was served on the defendants on April 30, 2024, and the amend below were served in June 2024.

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2. Recent Issuances of Unregistered Securities

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

On July 11, 2024, the Company issued 34,600,233 to Trillium Partners LP in conversion of $8,035 of accrued interest along with $2,345 of incurred conversion fees.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

Yuengling’s Ice Cream Corporation

Name	Title	Date

/s/ Richard Jordan	President and Chief Executive Officer	November 15, 2024
Richard Jordan