Form 10-Q
period 2024-06-30
Yuenglings Ice Cream Corp
filed 2024-12-19
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2024

or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $756,108

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of December 18, 2024 there, were 384,088,943 shares of common stock outstanding.

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

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUENGLING’S ICE CREAM CORPORATION

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$82,374	$360,673
Accounts receivable	405,683	239,825
Prepaid expenses	62,579	275,780
Loans to related parties	-	-
Inventory	-	-
Total Current Assets	550,636	876,278

Other Assets:
Deposits	8,688	8,618
Furniture and fixed assets, net	405,468	445,697
Goodwill	1,347,428	3,343,929
Customer list acquired	121,001	-
Right of use asset	434,392	518,968
Total non-current assets	2,195,977	4,317,212
Total Assets	$2,746,613	$5,193,490
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,268,678	$1,764,696
Deferred Revenues	17,912	68,618
Due to officers	407,225	309,725
Due to Affiliate	1,487,578	1,570,253
Due to financial institutions	1,130,229	1,649,134
Seller notes and loans payable, related parties current	623,101	1,175,124
SBA loan payable	423,300	1,012,392
Vehicle and equipment loans	310,481	336,610
Term note payable, related parties	1,175,000	1,175,000
Other loans and notes payable	315,676	202,206
Officer life insurance liability, current portion	450,000	450,000
Convertible notes payable, third parties, net of put premiums	520,114	30,000
Derivative liability	22,489,505	14,637,055
Lease liability, current portion	158,074	171,315
Equipment lease, current	26,092	26,092
Total Current Liabilities	31,802,965	24,578,220

Non-Current Liabilities:
Seller notes payable, non-current portion related parties	631,778	192,932
CNP, third parties, net of discounts	-	40,650
Officer life insurance premium, non-current portion	2,250,000	2,250,000
Dividend payable, preferred stock Series C & D	351,096	76,849
Equipment lease, non-current	9,846	25,090
Lease liability, non-current portion	279,947	347,605
Total Non-Current Liabilities	3,522,667	2,933,126

Total Liabilities	$35,325,632	$27,511,346

Commitments and contingencies	-	-

Temporary Equity - Preferred Series A stock to be issued	357,022	357,022

Stockholders’ Deficit:

To be issued	75,088	68,000
Preferred stock, Series A; par value $0.0001; 10,000,000 shares authorized, 475,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	48	48
Preferred stock, Series C and D, par value $0.0001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	1,000	1,000
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 384,088,943 and 349,488,710 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	384,089	349,489
Additional paid in capital	2,247,549	1,616,009
Accumulated deficit	(35,643,815)	(24,709,424)
Total Stockholders’ Deficit	(32,936,041)	(22,674,878)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,746,613	$5,193,490

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	1,313,873	761,209	3,411,102	1,588,499
Cost of goods sold	390,251	329,989	1,435,690	754,756
Gross Profit	923,622	431,220	1,975,412	833,743

Operating Expenses:
Impairment loss	-	-	2,117,502	-
General and administrative expenses	345,904	68,577	654,516	210,606
Stock compensation	-	45,000	-	52,500
Compensation	1,156,998	(41,764)	2,057,472	211,892
Professional fees	52,901	98,269	388,159	177,980
Total operating expenses	1,555,803	170,082	5,217,649	652,978

Loss from operations	(632,181)	261,138	(3,242,237)	180,765

Other income (expense):
Derivative: expense, gains and losses from issuances	(4,108,977)	-	(20,722,300)	16,166
Changes in fair market value	3,718,424	(49,802)	13,136,512	(129,484)
Gain on debt extinguishment	-	-	1,170,433	-
Interest expense	(434,779)	81,852	(822,630)	241,810
Loss on conversion of convertible debt	(179,921)	-	(179,921)	-
Total other expense	(1,005,253)	32,050	(7,417,906)	128,492

Loss before provision for income tax	(1,637,434)	229,088	(10,660,143)	52,273

Net loss	$(1,637,434)	$229,088	$(10,660,143)	$52,273

Preferred dividends	-	-	-	-
Net income (loss) available to common shareholders	-	-	-	-

Basic and diluted, loss per share	$(0.00)	$-	$(0.03)	$-

Basic and diluted weighted average shares	367,173,274	-	360,213,016	-

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Series A Preferred Stock		Series C & D Preferred Stock		Common Stock		To Be Issued Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance at December 31, 2022	475,000	$48	1,000,000	$1,000	14,828,595	$14,829	$660,000	$1,016,412	$(1,726,560)	$(34,271)

Net loss for three months ending March 31, 2023	-	-	-	-	-	-	-	-	(176,815)	(176,815)

Balance at March 31, 2023	475,000	$48	1,000,000	$1,000	14,828,595	$14,829	$660,000	$1,016,412	$(1,903,375)	$(211,086)

Net loss for three months ending June 30, 2023	-	-	-	-	-	-	-	-	(229,088)	(229,088)

Balance at June 30, 2023	475,000	48	1,000,000	1,000	14,828,595	14,829	660,000	1,016,412	(2,132,463)	(440,174)

	Series A Preferred Stock		Series C & D Preferred Stock		Common Stock		To Be Issued Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance at December 31, 2023	475,000	$48	10,000,000	$1,000	349,488,710	$349,489	$68,000	$1,616,009	$(24,709,424)	$(22,674,878)

Warrants issued to investors	-	-	-	-	-	-	-	397,053	-	397,053

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(137,124)	(137,124)

Net loss for three months ending March 31, 2024	-	-	-	-	-	-	-	-	(9,022,709)	(9,022,709)

Balance at March 31, 2024	475,000	48	10,000,000	1,000	349,488,710	349,489	68,000	2,013,062	(33,869,257)	(31,437,658)

Value of preferred shares to be issued							7,088			7,088

Conversion of convertible note interest to common stock					34,600,233	34,600		155,702		190,302

Warrants issued to investors	-	-	-	-	-	-	-	78,785	-	78,785

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(137,124)	(137,124)

Net loss for three months ending June 30, 2024	-	-	-	-	-	-	-	-	(1,637,434)	(1,637,434)

Balance at June 30, 2024	475,000	$48	10,000,000	$1,000	384,088,943	$384,089	$75,088	$2,247,549	$(35,643,815)	$(32,936,041)

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)	$(10,660,143)	$(52,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based expenses	-	52,500
Amortization & depreciation	60,626	-
Amortization of debt discounts	618,179	202,806
Derivative expense	20,722,300	16,166
Changes in fair market value of derivatives	(13,136,512)	(129,484)
Loss on conversion of liability to common stock	179,921	-
Gain on extinguishment	(1,170,433)	-
Fee notes issued	65,000	-
Intangibles impairment	2,117,502	-
Changes in assets and liabilities:
Accounts receivable	(165,858)	(45,274)
Inventories	-	(56,190)
Prepaids and Other	213,201	(191,113)
A/P and accrued	488,357	181,445
Equipment lease	(15,244)	-
ROU Lease	3,676	(35,231)
Customer deposits	(50,706)	(31,444)
Other current liabilities	97,500	(5,500)
NET CASH USED IN OPERATING ACTIVITIES	(632,634)	(93,592)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets	(53,896)	(43,351)
Cash paid for Singer asset purchase	(121,413)	-
NET CASH USED IN INVESTING ACTIVITIES	(175,309)	(43,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Pipe loan	-	613,800
Repayments Pipe loan	-	(256,551)
Proceeds from Fox loan	287,705	-
Repayments Fox loan	(92,295)	-
Proceeds from Fora loan	-	-
Repayment of Fora loan	(316,577)	-
Repayments seller notes	(113,177)	(93,216)
Note issued	125,000	37,675
Repayment of note issued	(14,729)	-
New vehicle loan	53,896	-
Repayments vehicle loans	(26,129)	-
Affiliate advances	-	1,174,792
Repayments of affiliate advances	(36,550)	-
Repayments - Related party advances	-	(1,001,986)
Proceeds – convertible notes payable	662,500	35,000
ULI Insurance payment	-	(382,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	529,644	127,014

EFFECT OF EXCHANGE RATE CHANGES ON CASH

NET INCREASE (DECREASE) IN CASH	(278,299)	(9,929)

CASH BEGINNING OF YEAR	360,673	571,578

CASH END OF YEAR	$82,374	$561,649

Cash paid during the period for Interest	$62,682	$-

Income taxes	-	-

Supplemental Disclosure of Non-Cash Activity:
Debt discounts	$742,500	$-
Preferred stock dividends	$274,248	$-
Common stock issued for conversion of accrued interest and conversion expenses	$10,380	$-
Convertible preferred shares to be issued for asset acquisition	$7,088	$-

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024

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

Innovative Network Designs LLC - New Jersey

IND Corporation (“IND”) provides information technology services. IND offers cybersecurity, risk assessment, network security, cloud performance, remote management, migration support, and monitoring solutions for businesses, as well as provides consulting and maintenance services. IND serves clients in the States of New York, New Jersey, and Pennsylvania. IND can either manage and support a client’s entire technology infrastructure or complement to the existing internal IT personnel. IND’s unique service model is designed to reduce client costs, increase client profits and mitigate client’s business risks.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $10,660,143, for the six months ended June 30, 2024, and has incurred negative cash flows from operations for the period. As of June 30, 2024, the working capital deficit, stockholders’ deficit, and accumulated deficit was $31,252,329, $32,936,041 and $35,643,815 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition, and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At June 30, 2024 and 2023, all of the Company’s cash and cash equivalents were held at accredited financial institutions. As of June 30, 2024, the Company had $0 in excess of insured amounts at financial institutions.

The Company’s subsidiary, Innovative Design Networks, has two clients with outstanding unpaid accounts representing a total of 57% and 43% of the accounts receivable balance at June 30, 2024. The RedGear subsidiary has two clients with outstanding unpaid accounts representing a total of 39% and 14% of its total receivables as of June 30, 2024.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of year or less when purchased to be cash equivalents. There were no cash equivalents for the at June 30, 2024 or December 31, 2023.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2024. These reclassifications did not have any effect on the results of operations.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less the allowance for credit losses. Factors used to establish an allowance include the credit quality of the customer and other factors. The Company may also use the direct write-off method to account for uncollectible accounts that are not received. Using the direct write-off method, trade receivable balances are written off to bad debt expense when an account balance is deemed to be uncollectible. The Company maintains an allowance for credit losses primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company maintains an allowance under Accounting Standards Codification (“ASC”) 326 based on historical losses, changes in payment history, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions. As of June 30, 2024, the calculated and recognized allowance for credit losses was $1,100.

Deferred Financing Costs

Any unamortized deferred financing costs related to the Company borrowings are presented in the consolidated balance sheets as a direct deduction from the related debt. As of June 30, 2024, there are no unamortized deferred financing fees recognized. Amortization of such costs is reported as interest and financing costs included in the consolidated statement of operations.

Inventory

Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has expired or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventories at June 30, 2024 and December 31, 2023 were $0 and $0, respectively.

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

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. The total potentially dilutive shares calculated is 7,917,636,129 at June 30, 2024. As of June 30, 2024: there are obligations to issue Series A Preferred Stock which are convertible into 1,020,062,029 shares of common stock; the Series A Preferred shares outstanding convertible into 699,082,277 of common shares; the Series C Preferred shares outstanding may convert into 2,446,420,970 common shares; the Series D Preferred shares outstanding may convert into 49,926,959 common shares; the Company is obligated to issue a new series of preferred stock will be convertible into 1,050,000 shares of common stock; the warrants outstanding my convert into 336,696,913 common shares; and there are 3,363,333,333 potentially dilutive shares arising from the conversion value of the convertible notes payable. Options outstanding may be exercised into 611,214 common shares. It should be noted that contractually the limitations on obligation to convertible notes, the various preferred series and warrant holders that limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s Chairman of the Board of Directors holds a control block of Series A Preferred Stock which confers upon him a majority vote in all Company matters including authorization of additional common shares or to reverse split the stock. As of June 30, 2024, and 2023, potentially dilutive securities consisted of the following:

	June 30, 2024	June 30, 2023
Series A Preferred Stock Payable	1,020,062,029	1,020,062,029
Series A Preferred Stock outstanding	699,082,277	699,082,277
Series C Preferred Stock outstanding	2,446,420,970	2,446,420,970
Series D Preferred Stock outstanding	49,926,959	49,926,959
New Series of Preferred to be issued	1,050,000	-
Warrants	336,696,913	-
Third party convertible debt	3,363,333,333	169,129,324
Common shares to be issued	3,452,434	64,480,763
Common stock options	611,214	-
Total	7,917,636,129	4,449,102,322

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for non-employee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements.

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

The table below classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2024 and December 31, 2023.

	At June 30, 2024			At December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$22,489,505	-	-	$14,637,055

A roll-forward of the level 3 valuation financial instruments is as follows

Derivative Liabilities
Balance at December 31, 2023	$14,637,055
Charged to derivative expense upon issuance of related note	16,216,270
Classified as initial debt discount upon issuance of related note	540,000
Fair Value adjustments - convertible notes	(9,418,088)
Balance at March 31, 2024	21,975,237
Charged to derivative expense upon issuance of related note	4,108,674
Classified as initial debt discount upon issuance of related note	123,715
Fair value adjustments – convertible notes	(3,718,424)
Balance at June 30, 2024	$22,489,505

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the year ended June 30, 2024 is as follows:

Inputs	June 30, 2024
Stock price	$0.0053
Conversion price (note below)	$0.0003
Volatility (annual)	316%
Risk-free rate	5.18%
Dividend rate	-

$179,921 was charged to loss on conversion of liability due to conversion of accrued interest and related expenses for the issuance of common stock during the six months ended June 30, 2024. The charge was credited to additional paid in capital.

An additional $475,838 was charged to derivative expense upon issuance of 191,272,727 warrants to an investor, during the six months ended June 30, 2024. This charge to derivative expense was credited to additional paid in capital.

Note - The current conversion prices are fixed for 94% of the principal of the convertible notes until market prices fall below $0.0003. These fixed conversion price notes amounted to $1,204,000, and variable conversion price notes amounted to $80,000 at June 30, 2024.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported.

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

For the six months ended June 30, 2024 and the year ended December 31, 2023, the Company deferred revenue of $17,912 and $68,618, respectively. The deferral of revenue is based on management’s determination that services or goods have not been provided to the customers as of the reporting date and therefore the revenue is unearned.

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

The Company manages its operating income on a regional basis at the present time. Revenue recognized for the Northeast region was $1,805,220, and $1,605,882 for the Southeast region for the three months ended June 30, 2024.

Advertising Costs

Advertising costs are expensed as incurred and are included in General and Administrative expenses. The Company expensed less than $1,000 for advertising and marketing during the six months ended June 30, 2024.

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

The Company’s subsidiaries have recognized the Right of Use assets and related liabilities for leases and sublease for the office facilities in New Jersey, Texas and Arizona during the years ended December 31, 2023 and 2022, and following the acquisitions are accounted for under ASC 842. The corporate office is an informal arrangement which provides for office space in a shared office environment with a company controlled by the CEO and has not been charged for the office space during the periods ended June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024 and year ended December 31, 2023, the Company recognized lease liabilities of $438,022 (June, 2024) and $518,920 (December 2023), respectfully, and the related right-of-use asset for the same amounts, and will amortize both over the life of the lease.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2024	December 31, 2023
Property and equipment	$1,055,256	$1,050,369
Less: accumulated depreciation	(649,787)	(604,672)
Property and equipment, net	$405,469	$445,697

Property and equipment consisted of vehicles, leasehold improvements and computers and other network technology equipment, primarily located in the RedGear office facilities. For the three months ended June 30, 2024, the Depreciation Expense was $19,285.

NOTE 5 – GOODWILL

The Company acquired the operations, assets and liabilities of Innovative Network Designs, LLC during the year ended December 31, 2022. The Company recognized goodwill of $5,363,173. The Company reduced its goodwill by $4,136,746, with a charge to operating expenses, based on the results annual impairment tests. It was determined that the present value of expected future earnings were less than the carrying value of the goodwill. During the year ended December 31, 2023, the Company acquired the operations, assets and liabilities or RedGear, LLC and recognized goodwill of $2,117,502. During the three months ending March 31, 2024, the Company determined that the expected future earnings of RedGear, LLC were significantly less than the carrying value of the goodwill and recognized a loss of $2,117,502. Goodwill assets are compared to its fair value at least annually (“impairment test”). The Company follows ASC 350 20 – Goodwill.

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

Acquisition – Red Gear LLC

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

Asset Acquisition – Singer Networks, LLC

On April 8, 2024, ReachOut Technology acquired the majority of the assets of Singer Networks, LLC in exchange for $121,413 in cash, and restricted shares (new series of convertible preferred stock). The shares to be issued are valued based on the as-converted number of common shares at the then current market value (solely determined by market price at the time of transaction) or $7,088. There were three vehicles acquired with an assessed aggregate value of $7,500, The network technology business was acquired to expand market share in the Midwest region. The transaction was deemed to be an asset acquisition which is consistent with the asset purchase agreement. The difference between the total consideration paid and the value of the tangible assets of $121,001 was charged to customer list acquired.

Following the closing of the transaction, ReachOut began servicing the clients through its wholly owned subsidiary Innovative Network Design (“IND”), using former employees of Singer as well as resources controlled by IND. Former employees of Singer were offered employment with IND under its terms (as per the agreement). No liabilities of any form were assumed as per the Asset Purchase Agreement and Singer is obligated for any compensation or employment benefits owed and accruing under its tenure for all employees. The seller entered into a 6-month contractual Transition Services Agreement without management responsibilities.

Due to the clarity of the Asset Purchase Agreements language regarding termination of Singer’s management control, employees, rights to client services and IND’s control over all staff service providers, the purchase is treated as an asset purchase and not a business combination.

NOTE 6 – BANK NOTES AND LOANS

The Company has an SBA loan with monthly payments that matures on March 13, 2026. The balance due on this loan as of December 31, 2023, is $589,092. As of July 31, 2023, the interest rate on this loan has increased to 10.25% from its original 5.25%. The debt was forgiven by the lender during the six months ended June 30, 2024, a gain on debt extinguishment was recognized for carrying value of the accrued interest and principal.

The Company has a line of credit requiring monthly payments. On December 24, 2021, $106,201 from a CD was applied to the Line of Credit balance. On April 5, 2023, a property pledged as collateral by David Yuengling was taken over by Mid Penn Bank. The property’s appraised value of $204,360 was applied to the principal of the Line of Credit and recognized as additional paid in capital. The balance due on this loan as of December 31, 2023, is $489,439. As of July 31, 2023, the interest rate on this loan has increased to 9.5% from its original 4.25%. The debt was forgiven by the lender during the six months ended June 30, 2024, a gain on debt extinguishment was recognized for carrying value of the accrued interest and principal.

NOTE 7 – SELLERS’ TERM AND SECURED NOTES PAYABLE

On October 1, 2022 the Company’s subsidiary ReachOut issued a term promissory note to the sellers of the membership interest in Innovative Network Designs LLC. Under the option selected by the holder of the note, a ballon payment of principal is due on October 1, 2024. The note principal is $1,175,000 bears interest at 24%, matures on October 1, 2024. The principal $1,175,000 and accrued interest at June 30, 2024 is $492,148. This term note is excluded from the table below.

On October 1, 2022 the Company issued a secured promissory note to the sellers of the membership interest in Innovative Network Designs LLC. The original (as adjusted for purchase contingencies) note principal was $868,193 bears interest at 7%, matures on April 2, 2025. The note amortizes over the term with the first principal payment of $96,466 due on April 15, 2023, along with $37,463 of accrued interest. Subsequent quarterly payments of interest and principal begin on July 15, 2023 and continue through maturity. The note is secured by a second priority lien on the membership interest purchased by the Company and certain other assets related to the acquisition. The remaining principal due is $465,618, as of June 30, 2024. Accrued interest is $37,834 as of June 30, 2024.

On September 29, 2023, the Company issued a promissory note to the former members of RedGear, LLC as partial payment for the RedGear acquisition. As of June 30, 2024 the note principal is $789,621, bears interest at 8% and matures on September 27, 2028. Principal was subject to adjustment of $525,526 based on the findings of a third-party accounting firm related to EBITDA reported compared to actual. Accrued interest is approximately $20,100 as of June 30, 2024.

Schedule of promissory notes payable:

Period Ended:	Principal
March 31, 2025	$631,778
March 31, 2026	166,160
March 31, 2027	166,160
March 31, 2028	166,160
January 15, through March 2, 2025	124,981
Totals	$1,254,879

NOTE 8 – DUE TO OFFICERS

The amount due to officers of $407,225 at June 30, 2024, includes $275,000 of compensation due to senior employees at Innovative Network Designs and RedGear operating companies. The balance of $132,225 is due to the CEO for advances to fund operations. The advances and amounts owed to senior employees carry no interest and no maturity date.

NOTE 9 – DUE TO AND FROM AFFILIATIATED COMPANYS

At June 30, 2024 and December 31, 2023, $1,487,578 and $1,570,253, respectively was due to affiliates. The affiliate in a private corporation controlled by the CEO which has funded operations for the operations since the corporate creation. The advances carry no interest and no maturity date.

NOTE 10 – DUE TO FINANCIAL INSTITUTIONS

The Company has taken loans from financial institutions in the form of sales of future receivables, had outstanding balance of principal (net of unamortized debt discounts) of $1,130,229 and $1,649,134 as of June 30, 2024 and December 31, 2023. Respectively.

The Company, through its wholly owned subsidiary IND, engaged PIPE Technologies Inc. for financing. The financing arrangement was in the form of a sale of future revenues, whereby PIPE advanced a net amount of $613,800 on February 7, 2023, recorded on the books of the Company. On February 1, 2023, the Company recognized $59,520 as principal charged to interest expense related to the financing, also recorded on the books of the Company. The amount of $59,520 was deducted from the proceeds advanced. The total loan principal of $773,320 was recognized. From March 31, to September 30, 2023 the Company made monthly payments of $64,138 or $44,871, from October 31, to December 7, 2023. The total amount paid of $583,578 was applied to principal leaving a balance of $89,743, at June 30, 2024 and December 31, 2023.

The Company arranged a similar financing transaction with Fora Financial for which it received cash of $1,212,500 net of underwriting fees of $37,500 (treated as OID and amortized over the life of the loan). A total of $312,500 of interest charges were charged by the lender. Weekly payments of principal and interest totaling $31,250 were scheduled to be paid beginning March 7, 2023. At December 31, 2023 a total principal of $1,247,294, less unamortized discounts of $177,342 ($1,069,952 net for presentation) have been recognized as due to Fora. During the six months ended June 30, 2024, the debt discount was unamortized balance was $118,444 and the principal balance was $871,819, and the net carrying value is $753,375.

On January 30, 2024, the Company arranged another financing (Future Sale of Receivables) with Fox Funding Group LLC for which it received cash of $287,705 net of underwriting fees of $12,295 (treated as OID and amortized over the life of the loan). A total of $105,000 of interest charges were charged by the lender. Weekly payments of principal and interest totaling $12,625, beginning February 2, 2024. During the six months ended June 30, 2024, total payments of interest and principal were $88,594, the debt discount was unamortized balance was $37,295 and the principal balance was $316,406 and the net carrying value is $279,111.

Choice Financial Group is owed $8,000 under a financial arrangement at June 30, 2024.

There was approximately $489,439 due to Mid Penn Bank under a line of credit, as of December 31, 2023. This financing is subject to a debt forgiveness agreement with Mid Penn which was settled in January 2024. During the six months ended June 30, 2024, the debt was forgiven and the principal and accrued interest amounts were recognized as gain on debt extinguishment.

NOTE 11 – THIRD PARTY NOTES PAYABLE

	June 30, 2024	December 31, 2023
Note principal	$315,676	$202,206

The Company has issued various notes to investors to fund operations prior to the reverse merger on November 9, 2023. Below is basic information about each of these legacy financings.

During the year ended December 31, 2023, $17,910 of related party notes payable were reclassified to notes payable (third parties) as the former officer is not a related party. There is no interest due on the note. The principal balance is $17,910, at June 30, 2024.

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of June 30, 2024, accrued interest amounted to $16,484.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of June 30, 2024, accrued interest amounted to $13,114.

On March 27, 2017, the Company issued Craigstone Ltd. A promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of June 30, 2024, accrued interest amounted to $8,930.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of June 30, 2024, accrued interest amounted to $3,145.

On July 28, 2017, the Company issued Backenald Trading Ltd. A promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of June 30, 2024, principal and accrued interest amounted are $20,000 and $13,472, respectively.

On January 24, 2020, the Company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of June 30, 2024, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the Company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of June 30, 2024, following forgiveness of $5,000 and $6,131 of principal and interest respectively the balance due on this note for principal and interest is $16,500 and $6,075, respectively.

On June 1, 2023, the Company issued a third party a promissory note in the principal amount of $40,675, bearing interest at the rate of 5% per annum, and maturing on June 1, 2024. During the year ending December 31, 2023, an additional $13,000 was advanced to the Company bringing the total principal due to $53,675 as of June 30, 2024.

At June 30, 2024, the Company was also indebted to a third party for a total of $24,656, for a non-interest-bearing note. This note was in default since December 30, 2015.

On May 20, 2024 the Company issued a promissory note to 1800 Diagonal Lending LLC for the principal amount of $149,500. A Company subsidiary received $125,000 in cash and authorized $5,000 to be paid to its attorney for legal services in conjunction with the note. OID of $19,500 and the legal expense are treated as debt discounts amortized over the term of the note, maturing March 30, 2025. The note carries 12% interest and has mandatory monthly payments of principal and accrued interest of $16,744. In event of default, the note and unpaid accrued interest are fully convertible into common stock at a 35% discount to market price as defined in the note. The first payment was made on June 30, 2024. The principal balance and accrued interest were $126,274 and $0, at June 30, 2024.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Post Reverse Merger Issuances

On November 10, 2023, YCRM issued a convertible note payable, warrants to purchase to the Company’s common stock and Series D Preferred Shares to Trillium Partners, L.P. The convertible note has principal of $470,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. $436,000 was received as cash and $34,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $1,842,315, $1,406,315 was charged to loss on issuance (derivative expense) and $436,000 was charged to debt discount to be amortized over the term of the note. At June 30, 2024 the principal and accrued interest are $470,000 and $27,968, respectively.

On December 1, 2023, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on August 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. The note was determined to include an embedded derivative which has been bifurcated and included in derivative liabilities. At June 30, 2024 the principal and accrued interest are $15,000 and $1,045, respectively.

On January 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on September 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $37,012, $22,012 was charged to loss on issuance (derivative expense) and $15,000 was charged to debt discount to be amortized over the term of the note. At June 30, 2024 the principal and accrued interest are $15,000 and $898, respectively.

On January 11, 2024, YCRM issued a convertible note payable and 163,333,333 warrants (exercisable at $0.001) to purchase to the Company’s common to Trillium Partners, L.P. The convertible note has principal of $539,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.001 or 50% of the lowest traded price during the thirty days prior to conversion. $490,000 was received as cash and $49,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $17,626,408, and was charged to loss on issuance (derivative expense) and $490,000 was charged to debt discount to be amortized over the term of the note. At June 30, 2024 the principal and accrued interest are $539,000 and $30,202, respectively.

On February 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $35,340, $25,340 was charged to loss on issuance (derivative expense) and $10,000 was charged to debt discount to be amortized over the term of the note At June 30, 2024 the principal and accrued interest are $10,000 and $493, respectively.

On March 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $20,180, $10,180 was charged to loss on issuance (derivative expense) and $10,000 was charged to debt discount to be amortized over the term of the note. At June 30, 2024 the principal and accrued interest are $10,000 and $398, respectively.

On April 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on December 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2024 the principal and accrued interest are $10,000 and $296, respectively.

On April 3, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $135,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 18,939,394 shares of common stock for $0.0003 (subject to certain specified adjustments) for a period of seven years from the date of issuance. At June 30, 2024 the principal and accrued interest are $135,000 and $3,906, respectively.

On May 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on January 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2024 the principal and accrued interest are $10,000 and $197, respectively.

On May 31, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $60,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 9,000,000 shares of common stock for $0.0066 (subject to certain specified adjustments) for a period of seven years from the date of issuance. At June 30, 2024 the principal and accrued interest are $60,000 and $592, respectively.

On June 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on February 28, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2024 the principal and accrued interest are $10,000 and $95, respectively.

NOTE 13 – SMALL BUSINESS LOANS PAYABLE

The Company’s subsidiary ReachOut Technology Corporation assumed two SBA notes payable originally issued by RedGear, as part of the acquisition. The first note was issued May 26, 2020 for $150,000, matures in thirty years and bears interest at 3.75%. The note principal and accrued interest at December 31, 2023 are $150,000 and $20,250, respectively. The second note was issued November 22, 2021, for $273,500, matures in thirty years and bears interest at 3.75%. Payments have commenced for monthly interest: however, the principal remains outstanding at June 30, 2024, and accrued interest is $41,257.

NOTE 14 – OFFICER LIFE INSURANCE PREMIUMS PAYABLE

On October 1, 2022, the Company committed to paying life insurance with the sellers of the membership interest in Innovative Network Designs LLC. The total amount of the liability was $3,150,000 to be paid in equal installments of $450,000 over seven years. The current portion due is $450,000 and the non-current portion due is $2,250,000, as of June 30, 2024.

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

During the years ended December 31, 2022 and 2021, the Company’s CEO advanced the Company funds for operating expenses. At June 30, 2024 and December 31, 2023, the outstanding balances owed were $132,225 and $132,225, respectively and is presented as Due to Officers. No interest is due on this informal arrangement.

During the years ended December 31, 2023 and 2022, an entity controlled by the CEO advanced (net of repayments) the Company $887,854 and $619,399, respectively. During the six months ended June 30, 2024, the Company repaid $82,675, net of advances. The Company used the funds to pay various operating expenses. The balance due is $1,487,578 at June 30, 2024 and is included in due to affiliated companies as presented on the balance sheet.

During the year ended December 31, 2022, the Company issued notes to former owners of the membership interest in Innovative Network Designs, LLC (now ReachOut IND) and committed to purchase universal life insurance for officers of ReachOut IND. The notes issued were a term promissory note for $1,175,000 and an amortizing promissory note for $868,193, the commitment to purchase life insurance totaled $3,150,000. At June 30, 2024, the term note, amortizing note and liability for the life insurance are $1,175,000, $465,618 and $2,700,000, respectively.

During the year ended December 31, 2023, the Company issued notes totaling $1,314,787 to the former owners of the membership interest in RedGear, LLC and paid cash of $1,249,248. Following the contractual terms of the purchase agreement the note principal was reduced to $789,261 as of June 30, 2024 and December 31, 2023.

Compensation due to former officers of RedGear amounts to $275,000 and $137,500, respectively at June 30, 2024 and December 31, 2023.

RedGear is obligated under office leases to a company controlled by the former owners of the RedGear membership interests. The office space is in two locations in the city of El Paso, Texas and covers approximately 10,000 square feet in total. The liability as calculated for the right to use asset (under ASC 842) was $406,015, which is included in the lease amounts for June 30, 2024 and December 31, 2023 in note 18.

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

During the year ended December 31, 2023 and 2022, the Company paid Robert C. Bohorad, President and CEO, $7,000 and $22,000 for compensation, respectively. During the year ended December 31, 2023, Mr. Bohorad forgave $53,000 of accrued compensation and the balance of $30,000, was paid by June 30, 2024. Mr. Bohorad was paid $15,000 through June 30, 2024 of which $5,000 is recognized as accrued expense.

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

As of June 30, 2024, the Company has preferred stock to be issued in the amount of $357,022, following conversions to 50,000,000 common shares. Based on the terms of the Agreement as of June 30, 2024, the preferred Series A can be converted at $0.00035 per share, into 1,020,062,029 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown number of preferred shares to be issued and the preferred shares are convertible at the option of the holder, the Company determined that the shares to be issued shall be treated as temporary equity.

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

Using a Black-Scholes model the preferred Series C stock was valued at $2,910,984 and $291,186 was charged to stock compensation for service providers and $2,620,673 was charged to investment in ReachOut. The accrued dividend of 2% of the stated value ($3.00 per share) was calculated to be $260,342, for the six months ended June 30, 2024.

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

Using a Black-Scholes model the preferred Series D stock was valued at $475,693 and was charged to acquisition costs and deferred financing to was fully amortized at December 31, 2023. The accrued dividend of 2% of the stated value ($1.00 per share) was calculated to be $12,397 for the six months ended June 30, 2014.

Obligation to Issue Newly Designated Series of Preferred Stock

Under the terms of the Singer Asset Purchase Agreement outlined above, the Company is obligated to designate a new series of preferred stock having a conversion feature of one share of the to be designated preferred stock for one share of restricted common stock.

The obligation is recorded as stock to be issued at fair market value of the common stock on the grant date.

Common Stock

On June 30, 2024 and December 31, 2023, the Company had 2,500,000,000 and 2,500,000,000 shares of common stock authorized respectively. There were 384,088,943 and 349,488,710 common shares of stock outstanding on June 30, 2024 and December 31, 2023, respectively.

On May 15, 2024, a convertible note holder was issued 34,600,233 shares of common stock in conversion of $8,035 of accrued interest and professional fees related to the conversion of $2,345.

During the six months ended June 30, 2024, - 191,272,727 warrants for common stock, having a seven-year period during which the warrants can be exercised at $0.001 per share were issued to investors. The warrants have been valued at $475,838 and were charged to loss on issuance.

The Company has charged the dividends on Series C and D preferred stock to accumulated deficit ($351,096).

Warrants Issued

For the six months ended June 30, 2024 and year ended December 31, 2023, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2023	142,424,186	$0.0003	6.37	$0.001	$142,277
Issued and exercisable during the six months ended June 30, 2024	191,272,727	0.0003	7.00	0.0092	15,661,584
	333,696,913	$0.0003	5.92	$0.022	$1,803,825

All warrants were issued as incentive to an investor for future investment.

Stock Options Issued

For the six months ended June 30, 2024 and the year ended December 31, 2023, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2023	611,214	$1.00	9.75	$0.004	$2,750
Issued during the six months ended June 30, 2024	-	-	-	-	-
Outstanding and exercisable at June 30, 2024	611,214	$1.00	9.25	$0.004	$2,750

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

Under the terms of the RedGear LLC membership interest purchase agreement, there is a clause for set-off. The Buyer shall have the right to recover, and to set-off and apply against, all amounts otherwise due and owing to Sellers, or any of them, all sums in respect of which they may be liable to Buyer, including, but not limited to, as a result of a breach of any representation or warranty of Sellers. As a result of a breach of any of the covenants, or pursuant to the indemnification provisions, such right of set-off shall be in addition to, and not in lieu of, or an election against, any and all other remedies available to Buyer at law or in equity. Management is in discussion with counsel to determine whether the set-off right can be applied prior to judicial determination. As of the filing date of this report no probable outcome has been determined in the above case.

While the Company is working with legal counsel to minimize the impact to the business, the exit of the Defendants has led to a material reduction in RedGear business customers and revenue.

Other Contingencies

Default on Loan - PIPE Technologies Inc.

The Company, through its wholly owned subsidiary IND, engaged PIPE Technologies Inc.(“PIPE”) for financing. The financing arrangement was in the form of a sale of future revenues, whereby PIPE advanced a net amount of $613,800 on February 7, 2023, recorded on the books of ReachOut Technology Corporation. The Company paid $583,578 which was applied to principal leaving a balance of $89,743.

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

Lease Obligations

Effective October 2020, the ReachOut’s subsidiary (RedGear, LLC) renewed the lease for the principal offices at 123 West Mills Avenue, El Paso, Texas. The lease extends through September 30, 2025, for $1,350.20 per month with annual escalation of 2%. The liability and Right of Use Asset was recognized for $61,590. No subsequent renewal is certain at June 30, 2024.

Effective October 29, 2021, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 3636 North Central Avenue, Phoenix, Arizona. The lease extends through October 31, 2025, for $3,224.83 per month with annual escalation of 3%. The liability and Right of Use Asset was recognized for $125,364. No subsequent renewal is certain at June 30, 2024.

Effective September 29, 2023, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 10033 Carnegie Avenue, El Paso, Texas. The lease extends through September 28, 2028, for $5,018.00 per month with annual escalation of 3%. The liability and Right of Use Asset was recognized for $232,940. No subsequent renewal is certain at June 30, 2024. The lessor is considered a related party (see note 15).

Effective September 29, 2023, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 6713 Viscount Blvd. El Paso, Texas. The lease extends through September 28, 2028, for $3,600.00 per month with annual escalation of 5%. The liability and Right of Use Asset was recognized for $173,076. No subsequent renewal is certain at June 30, 2024. The lessor is considered a related party (see note 15).

On May 1, 2021, the ReachOut’s subsidiary IND entered into a sublease for its office in Whippany, NJ for a term commencing on June 1, 2021 extending through February 28, 2025 at an initial monthly rent of approximately $4,847. The liability and Right of Use Asset was recognized for $174,076. The sublease is only renewable under the condition that the sublandlord renews its lease, therefore no subsequent extension is considered in the lease Right of Use Asset or the related lease liability beyond the initial term.

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

The offices for ReachOut are shared with a related party ReachOut IL (an S corporation), under an arrangement that is not formalized.

Right of use asset (ROU) is summarized below:

	June 30, 2024	December 31, 2023
Operating lease at inception	$767,068	$767,068
Less accumulated reduction	(332,375)	(248,101)
Balance ROU asset	$434,392	$518,968

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception	$767,068	$767,068
Reduction of lease liabilities	(329,046)	(248,147)
Total lease liabilities	$438,022	$518,920
Less: current portion	(158,074)	(171,316)
Lease liabilities, non-current	$279,948	$347,605

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$652,388	$707,347
Less discount to fair value	(214,366)	(188,124)
Total lease liability	$438,022	$519,223

Future minimum lease payments under non-cancellable operating leases at June 30, 2024 are as follows:

Years ending December 31,	Amount
2024	166,160
2025	166,502
2026	110,289
2027	116,928
2028	92,510
Total minimum non-cancelable operating lease payments	$652,388

For the six months ended June 30, 2024 rent expense was for was $100,091.

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

On December 1, 2023, the Company entered into a service agreement with Frondeur Partners LLC (“Frondeur”). Frondeur will provide accounting, reporting and consulting services on a monthly basis. On December 1, 2023, the Company executed a corporate services agreement with Frondeur Partners LLC a Nevada limited liability company. Under the terms of the agreement the Company will receive accounting and reporting services. As compensation Frondeur will receive monthly payments of $10,000 in cash and a convertible promissory note for $15,000 The notes are convertible into the Company’s common stock at a 50% discount to the market price (defined in the notes). As of the date of issuance of this report the Company has issued seven such notes (December 1, 2023 through June 1, 2024), which are accounted for as notes with embedded derivatives to be bifurcated and recognized as derivative liabilities.

NOTE 19 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Tax Levy

In October, 2024, the Texas Comptroller’s office placed a hold on Red Gear’s Chase and GECU bank accounts. As of November 15, 2024, the amount of the hold is $234,378.22. This hold is due to a sales audit conducted by the Texas Comptroller’s office from November, 2019 through April, 2023, which is prior to ReachOut Technology’s acquisition of Red Gear’s in October, 2023. Additionally, the last extension to the audit was signed by the previous owners of Red Gear on September 8, 2023, less than a month prior to closing the transaction. This audit was not disclosed in the purchase agreement and violated the Representations and Warranties made by the sellers. This matter has been added to ReachOut’s lawsuit filed against the previous owners.

Securities Issued

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

On September 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued at fair market value on issuance and for each reporting date.

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

On November 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on July 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date.

On December 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on August 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-KT for the year ended December 31, 2023 as filed with the SEC on September 11, 2024.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net losses of $10,660,143, for the six months ended June 30, 2024, and has incurred negative cash flows from operations for the period. As of June 30, 2024, the working capital deficit, stockholders’ deficit, and accumulated deficit was $31,252,329, $32,936,041 and $35,643,815 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition, and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

Results of Operations for the three months ended June 30, 2024 and 2023

Revenue

We had $1,313,873 in revenue for the three months ended June 30, 2024, compared to $761,209 for the three months ended June 30, 2023. The increase in revenue is primarily due to the acquisition of Red Gear in October, 2023.

Cost of Goods Sold

We incurred $390,251 in costs of goods sold for the three months ended June 30, 2024, compared to $329,989 for the three months ended June 30, 2023. This increase is primarily due to the acquisition of Red Gear in October, 2023.

Impairment Loss

We incurred $0 in impairment loss for the three months ended June 30, 2024 compared to $0 for the three months ended June 30, 2023.

General and administrative expenses

We had $345,904 of general and administrative expenses (“G&A”) for the three months ended June 30, 2024, compared to $68,577 for the three months ended June 30, 2023, an increase of $277,327 or 404%.

Compensation

We had $1,156,998 in compensation for the three months ended June 30, 2024 compared to ($41,764) of compensation for the three months ended June 30, 2023. Stock compensation expense was $0 and $45,000 for the three months ended June 30, 2024 and 2023, respectively.

Professional expenses

We incurred $52,901 of professional fees for the three months ended June 30, 2024, compared to $98,269 for the three months ended June 30, 2023, a decrease of $45,368 or 46%. Professional fees generally consist of audit, legal, accounting and investor relation service fees.

Other income (expense)

For the three months ended June 30, 2024, we had total other expense of $1,005,253, compared to total other expenses of $32,050 for the three months ended June 30, 2023. In the current period we incurred a loss of $4,108,977 from securities issuances having embedded derivatives. In the most recent period, we had FMV changes of $3,718,424, Gain on debt extinguishment of $0, Interest Expense of ($434,779), and Loss on conversion of convertible debt of (179,921).

In the prior period we incurred $0 from a loss from issuances and conversions, FMV changes of (49,802), and Interest expense of $81,852.

Net loss

We incurred a net loss of $1,637,434 for the three months ended June 30, 2024, compared to a net profit of $229,088 for the three months ended June 30, 2023. Our net loss was due to intangibles impairment, higher compensation, increased interest expense, and a greater loss due to issuances of securities having embedded derivatives.

Results of Operations for the six months ended June 30, 2024 and 2023

Revenue

We had $3,411,102 in revenue for the six months ended June 30, 2024, compared to $1,588,499 for the six months ended June 30, 2023. The increase in revenue is primarily due to the acquisition of Red Gear in October, 2023.

Cost of Goods Sold

We incurred $1,435,690 in costs of goods sold for the six months ended June 30, 2024, compared to $754,756 for the six months ended June 30, 2023. This increase is primarily due to the acquisition of Red Gear in October, 2023.

Impairment Loss

We incurred $2,117,502 in impairment loss for the six months ended June 30, 2024 compared to $0 for the six months ended June 30, 2023.

General and administrative expenses

We had $654,516 of general and administrative expenses (“G&A”) for the six months ended June 30, 2024, compared to $210,606 for the six months ended June 30, 2023, an increase of $443,910 or 211%.

Compensation

We had $2,057,472 in compensation for the six months ended June 30, 2024 compared to $211,892 of compensation for the six months ended June 30, 2023. Stock compensation expense was $0 and $52,500 for the six months ended June 30, 2024 and 2023, respectively.

Professional expenses

We incurred $388,159 of professional fees for the six months ended June 30, 2024, compared to $177,980 for the six months ended June 30, 2023, an increase of $210,179 or 118%. Professional fees generally consist of audit, legal, accounting and investor relation service fees.

Other income (expense)

For the six months ended June 30, 2024, we had total other expense of $7,417,906, compared to total other expenses of $128,492 for the six months ended June 30, 2023. In the current period we incurred a loss of $20,722,300 from securities issuances having embedded derivatives. In the most recent period, we had FMV changes of $13,136,512, Gain on debt extinguishment of $1,170,433, Interest Expense of ($822,630), and Loss on conversion of convertible debt of (179,921).

In the prior period we incurred $16,166 from a loss from issuances and conversions, FMV changes of (129,484), and Interest expense of $241,810.

Net loss

We incurred a net loss of $10,660,143 for the six months ended June 30, 2024, compared to a net profit of $52,273 for the six months ended June 30, 2023. Our net loss was due to intangibles impairment, higher compensation, increased interest expense, and a greater loss due to issuances of securities having embedded derivatives.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the six months ended June 30, 2024 was $632,634 compared to $93,592 of cash used in operating activities for the six months ended June 30, 2023.

Cash Flows from Investing

We used $175,309 for investing activities for the six months ended June 30, 2024, compared to using $43,351 for investing activities for the six months ended June 30, 2023.

Cash Flows from Financing

For the six months ended June 30, 2024, we netted $529,644 from financing activities. We received $287,705 from proceeds from a loan (Fox) and $662,500 from the issuance of convertible notes. We repaid $92,295 on the Fox loan, $316,577 on the Fora loan and $113,177 on repayment of seller notes.

For the six months ended June 30, 2023, we netted $127,014 from financing activities. We received $613,800 from the proceeds from the Pipe loan and repaid $93,216 to a seller’s note.

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

Yuengling’s Ice Cream Corporation

Name	Title	Date

/s/ Richard Jordan	President and Chief Executive Officer	December 19, 2024
Richard Jordan