Form 10-Q
period 2024-09-30
Yuenglings Ice Cream Corp
filed 2025-01-31
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2024

or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $756,108

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2025 there were 384,088,943 shares of common stock outstanding.

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

Employees

The Company currently has approximately twenty-five full-time and part-time employees, including officers and directors. Our employees are not represented by any labor union.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUENGLING’S ICE CREAM CORPORATION

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$209,100	$360,673
Accounts receivable	373,051	239,825
Prepaid expenses	82,920	275,780
Total Current Assets	665,071	876,278

Other Assets:
Deposits	0	8,618
Furniture and fixed assets, net	287,702	445,697
Goodwill	1,226,427	3,343,929
Customer list acquired	121,001	-
Right of use asset	60,282	518,968
Total non-current assets	1,695,411	4,317,212
Total Assets	$2,360,483	$5,193,490
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,584,619	$1,764,696
Deferred Revenues	17,912	68,618
Due to officers	132,225	309,725
Due to Affiliate	1,537,043	1,570,253
Due to financial institutions	1,130,229	1,649,134
Seller notes and loans payable, related parties current	465,618	1,175,124
SBA loan payable	0	1,012,392
Vehicle and equipment loans	299,904	336,610
Term note payable, related parties	1,175,000	1,175,000
Other loans and notes payable	292,880	202,206
Officer life insurance liability, current portion	450,000	450,000
Convertible notes payable, third parties, net of put premiums	703,275	30,000
Derivative liability	10,094,426	14,637,055
Lease liability, current portion	47,343	171,315
Equipment lease, current	0	26,092
Total Current Liabilities	18,930,474	24,578,220

Non-Current Liabilities:
Seller notes payable, non-current portion related parties	0	192,932
CNP, third parties, net of discounts	-	40,650
Officer life insurance premium, non-current portion	2,250,000	2,250,000
Dividend payable, preferred stock Series C & D	488,220	76,849
Equipment lease, non-current	0	25,090
Lease liability, non-current portion	24,833	347,605
Total Non-Current Liabilities	2,763,053	2,933,126
Total Liabilities	$21,693,527	$27,511,346

Commitments and contingencies	-	-

Temporary Equity - Preferred Series A stock to be issued	357,022	357,022

Stockholders’ Deficit:
To be issued	72,088	68,000
Preferred stock, Series A; par value $0.0001; 10,000,000 shares authorized, 475,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	48	48
Preferred stock, Series C and D, par value $0.0001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	1,000	1,000
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 384,088,943 and 349,488,710 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	384,089	349,489
Additional paid in capital	2,247,549	1,616,009
Accumulated deficit	(22,394,840)	(24,709,424)
Total Stockholders’ Deficit	(19,690,066)	(22,674,878)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,360,483	$5,193,490

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	1,036,171	656,624	4,447,273	2,245,123
Cost of goods sold	252,593	376,945	1,688,283	1,131,701
Gross Profit	783,578	279,679	2,758,990	1,113,422

Operating Expenses:
Impairment loss	-	30,300	2,117,502	30,300
General and administrative expenses	101,830	239,906	756,346	450,512
Compensation	757,765	201,795	2,815,237	466,187
Professional fees	115,848	39,358	504,007	217,338
Total operating expenses	975,443	511,359	6,193,092	1,164,337

Loss from operations	(191,865)	(231,680)	(3,434,102)	(50,915)

Other income (expense):
Derivative: expense, gains and losses from issuances	(34,452)	-	(20,756,752)	(16,166)
Changes in fair market value	12,459,531	(54,920)	25,596,043	74,564
Gain on debt extinguishment	1,497,802	11,131	2,668,235	11,131
Interest expense	(347,917)	(79,627)	(1,170,547)	(321,437)
Gain (loss) on conversion of convertible debt	-	89,196	(179,921)	89,196
Total other expense	13,574,964	(34,220)	6,157,058	(162,712)

Net Income (loss) before provision for income tax	13,383,099	(265,900)	2,722,956	(213,627)

Net Income (loss)	$13,383,099	$(265,900)	$2,722,956	$(213,627)

Preferred dividends	-	-	-	-
Net income (loss) available to common shareholders	-	-	-	-

Basic Income (Loss) per share	$0.04	$0.00	$0.01	$0.00

Diluted Income (Loss) per share	$0.00	$-	$0.00	$-

Basic weighted average shares	384,088,943	161,178,454	366,915,105	116,045,849

Diluted weighted average shares	8,299,588,116	-	8,055,885,977	-

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Series A Preferred Stock		Series C & D Preferred Stock		Common Stock		To Be Issued Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance at December 31, 2022	475,000	$48	1,000,000	$1,000	14,828,595	$14,829	$660,000	$1,016,412	$(1,726,560)	$(34,271)

Net income for six months ending June 30, 2023	-	-	-	-	-	-	-	-	52,273	52,273

Balance at June 30, 2023	475,000	$48	1,000,000	$1,000	14,828,595	$14,829	$660,000	$1,016,412	$(1,674,287)	$18,002

Net income for three months ending September 30, 2023	-	-	-	-	-	-	-	-	(265,900)	(265,900)

Balance at September 30, 2023	475,000	$48	1,000,000	$1,000	14,828,595	$14,829	$660,000	$1,016,412	$(1,940,187)	$(247,898)

	Series A Preferred Stock		Series C & D Preferred Stock		Common Stock		To Be Issued Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance at December 31, 2023	475,000	$48	10,000,000	$1,000	349,488,710	$349,489	$68,000	$1,616,009	$(24,709,424)	$(22,674,878)

Value of preferred shares to be issued							7,088			7,088

Conversion of convertible note interest to common stock					34,600,233	34,600		155,702		190,302

Warrants issued to investors	-	-	-	-	-	-	-	475,838	-	475,838

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(274,248)	(274,248)

Net loss for six months ending June 30, 2024	-	-	-	-	-	-	-	-	(10,660,143)	(10,660,143)

Balance at June 30, 2024	475,000	$48	10,000,000	$1,000	384,088,943	$384,089	$75,088	$2,247,549	$(35,643,815)	$(32,936,041)

Cancellation of shares to be issued to former officer	-	-	-	-	-	-	(3,000)	-	3,000	-

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(137,124)	(137,124)

Net income for three months ending September 30, 2024	-	-	-	-	-	-	-	-	13,383,099	13,383,099

Balance at September 30, 2024	475,000	$48	10,000,000	$1,000	384,088,943	$384,089	$72,088	$2,247,549	$(22,394,840)	$(19,690,066)

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)	$2,722,956	$(213,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based expenses	-	-
Amortization & depreciation	105,847	-
Amortization of debt discounts	808,518	219,007
Derivative expense	20,756,752	16,166
Changes in fair market value of derivatives	(25,596,043)	(74,564)
Gain (Loss) on conversion of liability to common stock	179,921	(89,196)
Gain on extinguishment	(2,668,235)	(11,131)
Loss on impairment	-	30,300
Fee notes issued	95,000	-
Intangibles impairment	2,117,502	-
Changes in assets and liabilities:
Accounts receivable	(133,226)	8,174
Inventories	-	-
Prepaids and Other	192,860	(65,932)
A/P and accrued	864,535	335,561
Equipment lease	(15,244)	-
ROU Lease	11,942	-
Customer deposits	(50,706)	(31,444)
Other current liabilities	97,500	(5,500)
NET CASH USED IN OPERATING ACTIVITIES	(510,121)	117,814

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets	(53,896)	(43,351)
Cash paid for Singer asset purchase	(121,413)	-
NET CASH USED IN INVESTING ACTIVITIES	(175,309)	(43,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Pipe loan	-	613,800
Repayments Pipe loan	-	(389,443)
Proceeds from Fox loan	287,705	-
Repayments Fox loan	(92,295)	-
Proceeds from Fora loan	-	-
Repayment of Fora loan	(316,577)	-
Repayments seller notes	(113,177)	(93,216)
Note issued	125,000	51,543
Repayment of note issued	(29,458)	-
New vehicle loan	53,896	-
Repayments vehicle loans	(36,706)	-
Affiliate advances	400,274	1,289,176
Repayments of affiliate advances	(407,305)	-
Repayments - Related party advances	-	(705,556)
Proceeds – convertible notes payable	662,500	35,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	533,857	801,303

EFFECT OF EXCHANGE RATE CHANGES ON CASH

NET INCREASE (DECREASE) IN CASH	(151,573)	875,767

CASH BEGINNING OF YEAR	360,673	571,578

CASH END OF YEAR	$209,100	$304,189

Cash paid during the period for Interest	$62,682	$-

Income taxes	-	-

Supplemental Disclosure of Non-Cash Activity:
Debt discounts	$799,000	$-
Preferred stock dividends	$274,248	$-
Common stock issued for conversion of accrued interest and conversion expenses	$10,380	$-
Convertible preferred shares to be issued for asset acquisition	$7,088	$-

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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

ReachOut Corp. Acquisition - Innovative Network Designs LLC

IND is a New Jersey limited liability company and ReachOut acquired 100% of the member’s interest of IND in exchange for cash, notes payable, commitment to purchase universal life insurance policies for the principals and 500,000 restricted shares of ReachOut’s common stock. The transaction was deemed to be a business combinations and applied acquisition accounting under ASC 805.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net income of $2,722,956, for the nine months ended September 30, 2024, and has incurred negative cash flows from operations for the period. As of September 30, 2024, the working capital deficit, stockholders’ deficit, and accumulated deficit was $18,265,403, $19,690,066 and $22,394,840 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition, and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At September 30, 2024 and 2023, all of the Company’s cash and cash equivalents were held at accredited financial institutions. As of September 30, 2024, the Company had $0 in excess of insured amounts at financial institutions.

The Company’s subsidiary, Innovative Design Networks, has two clients with outstanding unpaid accounts representing a total of 57% and 43% of the accounts receivable balance at September 30, 2024. The RedGear subsidiary has two clients with outstanding unpaid accounts representing a total of 39% and 14% of its total receivables as of September 30, 2024.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of a year or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2024 or December 31, 2023.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2024. These reclassifications did not have any effect on the results of operations.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less the allowance for credit losses. Factors used to establish an allowance include the credit quality of the customer and other factors. The Company may also use the direct write-off method to account for uncollectible accounts that are not received. Using the direct write-off method, trade receivable balances are written off to bad debt expense when an account balance is deemed to be uncollectible. The Company maintains an allowance for credit losses primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company maintains an allowance under Accounting Standards Codification (“ASC”) 326 based on historical losses, changes in payment history, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions. As of September 30, 2024, the calculated and recognized allowance for credit losses was $1,100.

Deferred Financing Costs

Any unamortized deferred financing costs related to the Company borrowings are presented in the consolidated balance sheets as a direct deduction from the related debt. As of September 30, 2024, there are no unamortized deferred financing fees recognized. Amortization of such costs is reported as interest and financing costs included in the consolidated statement of operations.

Inventory

Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has expired or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventories at September 30, 2024 and December 31, 2023 were $0 and $0, respectively.

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

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. The total potentially dilutive shares calculated is 8,457,504,799 at September 30, 2024. As of September 30, 2024: there are obligations to issue Series A Preferred Stock which are convertible into 1,020,062,029 shares of common stock; the Series A Preferred shares outstanding convertible into 699,082,277 of common shares; the Series C Preferred shares outstanding may convert into 2,446,420,970 common shares; the Series D Preferred shares outstanding may convert into 49,926,959 common shares; the Company is obligated to issue a new series of preferred stock will be convertible into 1,050,000 shares of common stock; the warrants outstanding may convert into 333,696,913 common shares; and there are 3,903,202,003 potentially dilutive shares arising from the conversion value of the convertible notes payable. There are 3,452,434 shares of common stock to be issued. Options outstanding may be exercised into 611,214 common shares. It should be noted that contractually the limitations on obligation to convertible notes, the various preferred series and warrant holders that limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s Chairman of the Board of Directors holds a control block of Series A Preferred Stock which confers upon him a majority vote in all Company matters including authorization of additional common shares or to reverse split the stock. As of September 30, 2024, and 2023, potentially dilutive securities consisted of the following:

	September 30, 2024	September 30, 2023
Series A Preferred Stock Payable	1,020,062,029	1,020,062,029
Series A Preferred Stock outstanding	699,082,277	699,082,277
Series C Preferred Stock outstanding	2,446,420,970	2,446,420,970
Series D Preferred Stock outstanding	49,926,959	49,926,959
New Series of Preferred to be issued	1,050,000	-
Warrants	333,696,913	-
Third party convertible debt	3,903,202,003	-
Common shares to be issued	3,452,434	64,480,763
Common stock options	611,214	-
Total	8,457,504,799	4,279,972,998

Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three September 30, 2024:

	Three Months Ending	Nine Months Ending
	September 30, 2024
Numerator:
Net income (loss)	$958,020	$(1,936,414)

Denominator:
Weighted-average basic shares outstanding	384,088,943	366,915,105
Effect of dilutive securities	7,915,499,173	7,688,970,872
Weighted-average diluted shares	8,299,588,116	8,055,885,977

Basic earnings per share	$0.04	$0.01
Diluted earnings per share	$0.00	$0.00

Net income for basic earnings per share are the same as presented on the statement of operations as are the earnings per share. However, the numerator calculation starts with Losses from operations and adjusts Other income (expense) for any income or expense arising from the instruments (primarily bifurcated derivatives) that create the potentially dilutive shares in the denominator (ASC 260-10-55-33). As such gains related to bifurcated derivatives of $4,659,370 were excluded for the numerator for the nine-month period. This results in a loss for the nine-month period and would therefore be anti-dilutive for diluted earnings per share. Derivative related gains of $12,425,079, have been excluded for the three-month period.

The Company applies the treasury stock method to determine the dilutive effect of potentially dilutive securities. Potentially dilutive securities representing 611,214 common shares from options and the preferred series A shares were excluded from the computation of diluted earnings per share for the three- and nine-months ending September 30, 2024. The options were out of the money and the series A shares confer control and there is no benefit to conversion.

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

The table below classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2024 and December 31, 2023.

	At September 30, 2024			At December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$10,094,426	-	-	$14,637,055

A roll-forward of the level 3 valuation financial instruments is as follows

Derivative Liabilities
Balance at December 31, 2023	$14,637,055
Charged to derivative expense upon issuance of related note	20,722,300
Charged as loss on debt conversion	179,921
Classified as initial debt discount upon issuance of related note	86,741
Fair Value adjustments - convertible notes	(13,136,512)
Balance at June 30, 2024	22,489,505
Charged to derivative expense upon issuance of related note	34,452
Classified as initial debt discount upon issuance of related note	30,000
Fair value adjustments – convertible notes	(12,459,531)
Balance at September 30, 2024	$10,094,426

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the period ended September 30, 2024 is as follows:

Inputs	September 30, 2024
Stock price	$0.0023
Conversion price (note below)	$0.0003
Volatility (annual)	306%
Risk-free rate	5.00%
Dividend rate	-

$179,921 was charged to loss on conversion of liability due to conversion of accrued interest and related expenses for the issuance of common stock during the nine months ended September 30, 2024. The charge was credited to additional paid in capital.

An additional $397,053 was charged to derivative expense upon issuance of warrants to an investor, during the nine months ended September 30, 2024. This charge to derivative expense was credited to additional paid in capital.

Note - The current conversion prices are fixed for 92% of the principal of the convertible notes until market prices fall below $0.0003. These fixed conversion price notes amounted to $1,204,000, and variable conversion price notes amounted to $110,000 at September 30, 2024.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported.

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

For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company deferred revenue of $17,912 and $68,618, respectively. The deferral of revenue is based on management’s determination that services or goods have not been provided to the customers as of the reporting date and therefore the revenue is unearned.

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

The Company manages its operating income on a regional basis at the present time. Revenue recognized for the Northeast region was $2,662,182, and $1,825,091 for the Southeast region for the nine months ended September 30, 2024.

Advertising Costs

Advertising costs are expensed as incurred and are included in General and Administrative expenses. The Company expensed approximately $2,000 for advertising and marketing during the nine months ended September 30, 2024.

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

The Company’s subsidiaries have recognized the Right of Use assets and related liabilities for leases and sublease for the office facilities in New Jersey, Texas and Arizona during the years ended December 31, 2023 and 2022, and following the acquisitions are accounted for under ASC 842. The corporate office is an informal arrangement which provides for office space in a shared office environment with a company controlled by the CEO and has not been charged for the office space during the periods ended September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024 and year ended December 31, 2023, the Company recognized lease liabilities of $72,176 (September, 2024) and $518,920 (December 2023), respectfully, and the related right-of-use asset for the same amounts, and will amortize both over the remaining life of the leases.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2024	December 31, 2023
Property and equipment	$740,995	$1,050,369
Less: accumulated depreciation	(453,293)	(604,672)
Property and equipment, net	$287,702	$445,697

Property and equipment consisted of vehicles, leasehold improvements and computers and other network technology equipment, primarily located in the RedGear office facilities. For the nine months ended September 30, 2024, the Depreciation Expense was $105,847.

Furniture, fixtures, leasehold improvements and machinery and equipment totaling $309,374 along with the related accumulated depreciation of $257,226, were derecognized resulting in $73,552 of loss on disposition. The derecognition was the result of lease terminations for three facilities during the three months ended September 30, 2024.

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

Acquisition - Red Gear LLC

The Company entered into a Membership Interest Purchase Agreement on September 29, 2023 with RedGear, LLC, a Texas limited liability company and acquired 100% of the member’s interest of RedGear, LLC, in exchange for cash, a note payable and the assumption of certain liabilities of RedGear, LLC. The transaction was deemed to be a business combination and the Company applied acquisition accounting under ASC 805. Upon closing on October 2, 2023, the total value of the consideration (including assumed SBA loans and other net liabilities) given for the purchase was $2,038,509. The purchase price plus net liabilities of $78,993 totaling $2,117,502 was allocated to goodwill, which is not amortized to expense. The Company hired an independent accounting firm to validate the Adjusted EBITDA (as defined in the closing documents). The results of the validation resulted in a purchase price adjustment of $525,526 (reflected in the table below). Upon acquisition management believed that there was significant value in the customer list and the trade name, but did not do separate valuation analysis. The Company does not believe any material variances would be present in the classification of differing types of indefinite-lived intangible assets versus the goodwill recorded within the financial statements of RedGear. An impairment analysis will consider each potential sub component (customer list, workforce in place etc.) of the Goodwill recorded in accordance with the relevant accounting standards at least annually and more frequently should there be any financial or economic issues suggesting an impairment.

During the three months ended September, the Company was notified by the lessors that the leases for two Texas locations were terminated. These Texas leased facilities were owned by former related parties which were the former members of RedGear LLC. A third Texas facility lease was also terminated by its third-party lessor. The lease for the office facilities in Pheonix, AZ was also terminated, however the related right of use asset and related liabilities remain on the books at September 30, 2024. In the cases for the Texas facilities, the fixed assets (Furniture, Fixtures, Equipment and Leasehold Improvements) were no longer accessible by the Company and therefore the Company wrote-off the value of the fixed assets and right of use assets, recognizing a loss on disposition of $73,552. The related lease deposits for the Texas properties of $8,618 have been recognized as loss on disposal. Additionally, the SBA loans (personal liabilities of former members) and equipment financing were recognized as gains on debt extinguishment of $459,238.

Due to the worsening operations at RedGear and the terms of the membership interest acquisition agreement, the promissory note having a current balance of $789,261 and the employment related liability of $275,000, have also been recognized as gains on debt extinguishment totaling $1,064,261.

Assets Acquired and Liabilities Assumed

Assets Acquired	Fair Value
Cash	$83,794
Accounts Receivable	106,931
Fixed Assets,	783,566
Right of Use Asset	592,970
Total Assets	$1,567,261
Liabilities Assumed
Accounts payable	$49,393
Accrued Expenses	62,402
Bank line of credit	50,000
Vehicle and equipment loans payable	468,189
SBA Loan	423,000
Lease Liabilities	592,970
Total Liabilities	$1,646,254

Consideration Value
Cash	$1,249,248
Promissory Note	789,261
Total Purchase Price	2,038,509
Less Net Liabilities (exclusive of ROU and related lease liabilities)	78,993
Impairment charge 2024	(2,117,502)
Value of intangible assets	$-

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

NOTE 6 – BANK NOTES AND LOANS

The Company has an SBA loan with monthly payments that matures on March 13, 2026. The balance due on this loan as of December 31, 2023, is $589,092. As of July 31, 2023, the interest rate on this loan has increased to 10.25% from its original 5.25%. The debt was forgiven by the lender during the nine months ended September 30, 2024, a gain on debt extinguishment was recognized for carrying value of the accrued interest and principal.

The Company has a line of credit requiring monthly payments. On December 24, 2021, $106,201 from a CD was applied to the Line of Credit balance. On April 5, 2023, a property pledged as collateral by David Yuengling was taken over by Mid Penn Bank. The property’s appraised value of $204,360 was applied to the principal of the Line of Credit and recognized as additional paid in capital. The balance due on this loan as of December 31, 2023, is $489,439. As of July 31, 2023, the interest rate on this loan has increased to 9.5% from its original 4.25%. The debt was forgiven by the lender during the nine months ended September 30, 2024, a gain on debt extinguishment was recognized for carrying value of the accrued interest and principal.

NOTE 7 – SELLERS’ TERM AND SECURED NOTES PAYABLE

On October 1, 2022 the Company’s subsidiary ReachOut issued a term promissory note to the sellers of the membership interest in Innovative Network Designs LLC. Under the option selected by the holder of the note, a ballon payment of principal is due on October 1, 2024. The note principal is $1,175,000 bears interest at 24%, matures on October 1, 2024. The principal $1,175,000 and accrued interest at September 30, 2024 is $563,227. This term note is excluded from the table below.

On October 1, 2022 the Company issued a secured promissory note to the sellers of the membership interest in Innovative Network Designs LLC. The original (as adjusted for purchase contingencies) note principal was $868,193 bears interest at 7%, matures on April 2, 2025. The note amortizes over the term with the first principal payment of $96,466 due on April 15, 2023, along with $37,463 of accrued interest. Subsequent quarterly payments of interest and principal begin on July 15, 2023 and continue through maturity. The note is secured by a second priority lien on the membership interest purchased by the Company and certain other assets related to the acquisition. The remaining principal due is $465,618, as of September 30, 2024. Accrued interest is $45,960 as of September 30, 2024.

On September 29, 2023, the Company issued a promissory note to the former members of RedGear, LLC as partial payment for the RedGear acquisition. During the three months ended September 30, 2024 the note principal of $789,621, has been recognized as gain on debt extinguishment. (see note 18)

Schedule of promissory notes payable:

Period Ended:	Principal
March 31, 2025	$465,618
Totals	$465,618

NOTE 8 – DUE TO OFFICERS

$275,000 of compensation due to senior employees at RedGear has been recognized as gain on debt extinguishment during the three months ending September 30, 2024. (see note 18) The balance of $132,225 is due to the CEO for advances to fund operations. The advances owed to senior employees carry no interest and no maturity date.

NOTE 9 – DUE TO AND FROM AFFILIATIATED COMPANYS

At September 30, 2024 and December 31, 2023, $1,537,043 and $1,570,253, respectively was due to affiliates. The affiliate in a private corporation controlled by the CEO which has funded operations for the operations since the corporate creation. The advances carry no interest and no maturity date.

NOTE 10 – DUE TO FINANCIAL INSTITUTIONS

The Company has taken loans from financial institutions in the form of sales of future receivables, had outstanding balance of principal (net of unamortized debt discounts) of $1,130,229 and $1,570,253 as of September 30, 2024 and December 31, 2023. Respectively.

The Company, through its wholly owned subsidiary IND, engaged PIPE Technologies Inc. for financing. The financing arrangement was in the form of a sale of future revenues, whereby PIPE advanced a net amount of $613,800 on February 7, 2023, recorded on the books of the Company. On February 1, 2023, the Company recognized $59,520 as principal charged to interest expense related to the financing, also recorded on the books of the Company. The amount of $59,520 was deducted from the proceeds advanced. The total loan principal of $773,320 was recognized. From March 31, to September 30, 2023 the Company made monthly payments of $64,138 or $44,871, from October 31, to December 7, 2023. The total amount paid of $583,578 was applied to principal leaving a balance of $89,743, at September 30, 2024 and December 31, 2023.

The Company arranged a similar financing transaction with Fora Financial for which it received cash of $1,212,500 net of underwriting fees of $37,500 (treated as OID and amortized over the life of the loan). A total of $312,500 of interest charges were charged by the lender. Weekly payments of principal and interest totaling $31,250 were scheduled to be paid beginning March 7, 2023. At December 31, 2023 a total principal of $1,247,294, less unamortized discounts of $177,342 ($1,069,952 net for presentation) have been recognized as due to Fora. During the nine months ended September 30, 2024, the debt discount was unamortized balance was $118,444 and the principal balance was $871,819, and the net carrying value is $753,375.

On January 30, 2024, the Company arranged another financing (Future Sale of Receivables) with Fox Funding Group LLC for which it received cash of $287,705 net of underwriting fees of $12,295 (treated as OID and amortized over the life of the loan). A total of $105,000 of interest charges were charged by the lender. Weekly payments of principal and interest totaling $12,625, beginning February 2, 2024. During the nine months ended September 30, 2024, total payments of interest and principal were $88,594, the debt discount was unamortized balance was $37,295 and the principal balance was $316,406 and the net carrying value is $279,111. (see note 19)

Choice Financial Group is owed $8,000 under a financial arrangement at September 30, 2024.

There was approximately $489,439 due to Mid Penn Bank under a line of credit, as of December 31, 2023. This financing is subject to a debt forgiveness agreement with Mid Penn which was settled in January 2024. During the nine months ended September 30, 2024, the debt was forgiven and the principal and accrued interest amounts were recognized as gain on debt extinguishment.

NOTE 11 – THIRD PARTY NOTES PAYABLE

	September 30, 2024	December 31, 2023
Note principal	$292,880	$202,206

The Company has issued various notes to investors to fund operations prior to the reverse merger on November 9, 2023. Below is basic information about each of these legacy financings.

During the year ended December 31, 2023, $17,910 of related party notes payable were reclassified to notes payable (third parties) as the former officer is not a related party. There is no interest due on the note. The principal balance is $17,910, at September 30, 2024.

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of September 30, 2024, accrued interest amounted to $16,984.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of September 30, 2024, accrued interest amounted to $13,464.

On March 27, 2017, the Company issued Craigstone Ltd. A promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of September 30, 2024, accrued interest amounted to $9,179.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of September 30, 2024, accrued interest amounted to $3,235.

On July 28, 2017, the Company issued Backenald Trading Ltd. A promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of September 30, 2024, principal and accrued interest amounted are $20,000 and $13,872, respectively.

On January 24, 2020, the Company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of September 30, 2024, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the Company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of September 30, 2024, following forgiveness of $5,000 and $6,131 of principal and interest respectively the balance due on this note for principal and interest is $16,500 and $6,488, respectively.

On June 1, 2023, the Company issued a third party a promissory note in the principal amount of $40,675, bearing interest at the rate of 5% per annum, and maturing on June 1, 2024. During the year ending December 31, 2023, an additional $13,000 was advanced to the Company bringing the total principal due to $53,675 as of September 30, 2024.

At September 30, 2024, the Company was also indebted to a third party for a total of $24,656, for a non-interest-bearing note. This note was in default since December 30, 2015.

On May 20, 2024 the Company issued a promissory note to 1800 Diagonal Lending LLC for the principal amount of $149,500. A Company subsidiary received $125,000 in cash and authorized $5,000 to be paid to its attorney for legal services in conjunction with the note. OID of $19,500 and the legal expense are treated as debt discounts amortized over the term of the note, maturing March 30, 2025. The note carries 12% interest and has mandatory monthly payments of principal and accrued interest of $16,744. In event of default, the note and unpaid accrued interest are fully convertible into common stock at a 35% discount to market price as defined in the note. The first payment was made on June 30, 2024. The principal balance and accrued interest were $104,797 and $0, at September 30, 2024.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Post Reverse Merger Issuances

On November 10, 2023, YCRM issued a convertible note payable, warrants to purchase to the Company’s common stock and Series D Preferred Shares to Trillium Partners, L.P. The convertible note has principal of $470,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. $436,000 was received as cash and $34,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $1,842,315, $1,406,315 was charged to loss on issuance (derivative expense) and $436,000 was charged to debt discount to be amortized over the term of the note. At September 30, 2024 the principal and accrued interest are $470,000 and $42,184 respectively.

On December 1, 2023, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on August 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. The note was determined to include an embedded derivative which has been bifurcated and included in derivative liabilities. At September 30, 2024 the principal and accrued interest are $15,000 and $1,499, respectively.

On January 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on September 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $37,012, $22,012 was charged to loss on issuance (derivative expense) and $15,000 was charged to debt discount to be amortized over the term of the note. At September 30, 2024 the principal and accrued interest are $15,000 and $1,346, respectively.

On January 11, 2024, YCRM issued a convertible note payable and 163,333,333 warrants (exercisable at $0.001) to purchase to the Company’s common to Trillium Partners, L.P. The convertible note has principal of $539,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.001 or 50% of the lowest traded price during the thirty days prior to conversion. $490,000 was received as cash and $49,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $17,626,408, and was charged to loss on issuance (derivative expense) and $490,000 was charged to debt discount to be amortized over the term of the note. At September 30, 2024 the principal and accrued interest are $539,000 and $46,605, respectively.

On February 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $35,340, $25,340 was charged to loss on issuance (derivative expense) and $10,000 was charged to debt discount to be amortized over the term of the note At September 30, 2024 the principal and accrued interest are $10,000 and $796, respectively.

On March 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The initial derivative liability was $20,180, $10,180 was charged to loss on issuance (derivative expense) and $10,000 was charged to debt discount to be amortized over the term of the note. At September 30, 2024 the principal and accrued interest are $10,000 and $700, respectively.

On April 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on December 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2024 the principal and accrued interest are $10,000 and $598, respectively.

On April 3, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $135,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 18,939,394 shares of common stock for $0.0003 (subject to certain specified adjustments) for a period of seven years from the date of issuance. At September 30, 2024 the principal and accrued interest are $135,000 and $7,989, respectively.

On May 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on January 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2024 the principal and accrued interest are $10,000 and $500 respectively.

On May 31, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $60,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 9,000,000 shares of common stock for $0.0066 (subject to certain specified adjustments) for a period of seven years from the date of issuance. At September 30, 2024 the principal and accrued interest are $60,000 and $2,407, respectively.

On June 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on February 28, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2024 the principal and accrued interest are $10,000 and $398, respectively.

On July 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on March 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2024 the principal and accrued interest are $10,000, and $299, respectively.

On August 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on April 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2024 the principal and accrued interest are $10,000 and $197, respectively.

On September 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2024 the principal and accrued interest are $10,000, and $95, respectively.

NOTE 13 – SMALL BUSINESS LOANS PAYABLE

The Company’s subsidiary ReachOut Technology Corporation assumed two SBA notes payable originally issued by RedGear, as part of the acquisition. The first note was issued May 26, 2020 for $150,000, matures in thirty years and bears interest at 3.75%. The note principal and accrued interest at December 31, 2023 are $150,000 and $20,250, respectively. The second note was issued November 22, 2021, for $273,500, matures in thirty years and bears interest at 3.75%. During the nine months ended September 30, 2024, payments commenced for monthly interest: however, during the three months ended September 30, 2024, the principal was reclassified to gain on debt extinguishment based on the terms of the RedGear LLC membership acquisition agreement.

NOTE 14 – OFFICER LIFE INSURANCE PREMIUMS PAYABLE

On October 1, 2022, the Company committed to paying life insurance with the sellers of the membership interest in Innovative Network Designs LLC. The total amount of the liability was $3,150,000 to be paid in equal installments of $450,000 over seven years. The current portion due is $450,000 and the non-current portion due is $2,250,000, as of September 30, 2024.

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

During the years ended December 31, 2022 and 2021, the Company’s CEO advanced the Company funds for operating expenses. At September 30, 2024 and December 31, 2023, the outstanding balances owed were $132,225 and $132,225, respectively and is presented as Due to Officers. No interest is due on this informal arrangement.

During the years ended December 31, 2023 and 2022, an entity controlled by the CEO advanced (net of repayments) the Company $887,854 and $619,399, respectively. During the nine months ended September 30, 2024, the Company repaid $82,675, net of advances. The Company used the funds to pay various operating expenses. The balance due is $1,537,043 at September 30, 2024 and is included in due to affiliated companies as presented on the balance sheet.

During the year ended December 31, 2022, the Company issued notes to former owners of the membership interest in Innovative Network Designs, LLC (now ReachOut IND) and committed to purchase universal life insurance for officers of ReachOut IND. The notes issued were a term promissory note for $1,175,000 and an amortizing promissory note for $868,193, the commitment to purchase life insurance totaled $3,150,000. At September 30, 2024, the term note, amortizing note and liability for the life insurance are $1,175,000, $465,618 and $2,700,000, respectively.

During the year ended December 31, 2023, the Company issued notes totaling $1,314,787 to the former owners of the membership interest in RedGear, LLC and paid cash of $1,249,248. Following the contractual terms of the purchase agreement the note principal (right to set-off) was reduced to $789,261, the full principal was reclassified as gain on debt extinguishment as of September 30, 2024. (see note 18)

Compensation due to former officers of RedGear amounts to $275,000 and $137,500, respectively at September 30, 2024 and December 31, 2023. During the three months ended September $275,000 was reclassified to gain on debt extinguishment, based on the terms of the employment agreements.

RedGear is obligated under office leases to a company controlled by the former owners of the RedGear membership interests. The office space is in two locations in the city of El Paso, Texas and covers approximately 10,000 square feet in total. The remaining liability as calculated for the right to use asset (under ASC 842)of $385,317, was written off against the related ROU due to the termination notification received during the three months ended September 30, 2024.

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

During the year ended December 31, 2023 and 2022, the Company paid Robert C. Bohorad, President and CEO, $7,000 and $22,000 for compensation, respectively. During the year ended December 31, 2023, Mr. Bohorad forgave $53,000 of accrued compensation and the balance of $30,000, was paid by June 30, 2024. Mr. Bohorad was paid $60,000 through September 30, 2024 of which $20,000 is recognized as accrued expense.

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

As of September 30, 2024, the Company has preferred stock to be issued in the amount of $357,022, following conversions to 50,000,000 common shares. Based on the terms of the Agreement as of September 30, 2024, the preferred Series A can be converted at $0.00035 per share, into 1,020,062,029 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown number of preferred shares to be issued and the preferred shares are convertible at the option of the holder, the Company determined that the shares to be issued shall be treated as temporary equity.

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

Using a Black-Scholes model the preferred Series C stock was valued at $2,910,984 and $291,186 was charged to stock compensation for service providers and $2,620,673 was charged to investment in ReachOut. The accrued dividend of 2% of the stated value ($3.00 per share) was calculated to be $389,722, for the nine months ended September 30, 2024.

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

Using a Black-Scholes model the preferred Series D stock was valued at $475,693 and was charged to acquisition costs and deferred financing to was fully amortized at December 31, 2023. The accrued dividend of 2% of the stated value ($1.00 per share) was calculated to be $21,650 for the nine months ended September 30, 2014.

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

Common Stock

On September 30, 2024 and December 31, 2023, the Company had 2,500,000,000 and 2,500,000,000 shares of common stock authorized respectively. There were 384,088,943 and 349,488,710 common shares of stock outstanding on September 30, 2024 and December 31, 2023, respectively.

On May 15, 2024, a convertible note holder was issued 34,600,233 shares of common stock in conversion of $8,035 of accrued interest and professional fees related to the conversion of $2,345.

During the nine months ended September 30, 2024, 191,272,727 warrants for common stock, having a seven-year period during which the warrants can be exercised at $0.001 per share were issued to investors. The warrants have been valued at $475,838 and were charged to loss on issuance.

The Company has charged the dividends on Series C and D preferred stock to accumulated deficit ($351,096).

Warrants Issued

For the nine months ended September 30, 2024 and year ended December 31, 2023, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2023	142,424,186	$0.0003	6.12	$0.001	$284,848
Issued and exercisable during the nine months ended September 30, 2024	191,696,913	0.0012	6.33	0.0018	206,527
	333,696,913	$0.0004	6.24	$0.0078	$491,376

All warrants were issued as incentive to an investor for future investment.

Stock Options Issued

For the nine months ended September 30, 2024 and the year ended December 31, 2023, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2023	611,214	$1.00	9.75	$0.004	$2,750
Issued during the nine months ended September 30, 2024	-	-	-	-	-
Outstanding and exercisable at September 30, 2024	611,214	$1.00	9.25	$0.004	$2,750

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

Based on the aforementioned set-off clause and the continuing dispute with the former members of RedGear, management has obtained assurances from legal counsel that, the Company may refute certain liabilities recognized as acquisition related. As such, the Company has refuted certain liabilities owed to the former owners of the membership interest in RedGear which have been discussed above relating to the acquisition or RedGear, Related Party transactions and below related to certain lease liabilities.

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

Lease Obligations

Effective October 2020, the ReachOut’s subsidiary (RedGear, LLC) renewed the lease for the principal offices at 123 West Mills Avenue, El Paso, Texas. The lease extends through September 30, 2025, for $1,350.20 per month with annual escalation of 2%. The liability and Right of Use Asset was recognized for $61,590. No subsequent renewal is certain at September 30, 2024. Effective during the three months ended September 30, 2024 the remaining liability of $10,736, was derecognized, along with the related Right of Use Asset.

Effective October 29, 2021, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 3636 North Central Avenue, Phoenix, Arizona. The lease extends through October 31, 2025, for $3,224.83 per month with annual escalation of 3%. The liability and Right of Use Asset was recognized for $125,364. No subsequent renewal is certain at September 30, 2024. It expected that the liability and the Right of Use Asset will be derecognized during the three months ended December 31, 2024.

Effective September 29, 2023, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 10033 Carnegie Avenue, El Paso, Texas. The lease extends through September 28, 2028, for $5,018.00 per month with annual escalation of 3%. The liability and Right of Use Asset was recognized for $232,940. No subsequent renewal is certain at September 30, 2024. The lessor is considered a related party (see note 15). Effective during the three months ended September 30, 2024 the remaining liability of $216,661, was derecognized, along with the related Right of Use Asset.

Effective September 29, 2023, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 6713 Viscount Blvd. El Paso, Texas. The lease extends through September 28, 2028, for $3,600.00 per month with annual escalation of 5%. The liability and Right of Use Asset was recognized for $173,076. No subsequent renewal is certain at September 30, 2024. The lessor is considered a related party (see note 15). Effective during the three months ended September 30, 2024 the remaining liability of $118,656, was derecognized, along with the related Right of Use Asset.

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

The Company recognized an initial right-of-use assets of and a related lease liabilities of $767,068, which represents the fair value of the lease payments calculated as present value of the minimum lease payments using a discount rate of 12.9% on date of the lease execution in accordance with ASC 842. The asset and liability will be amortized as monthly payments are made and lease expense will be recognized on a straight-line basis over the term of the sublease.

The offices for ReachOut are shared with a related party ReachOut IL (an S corporation), under an arrangement that is not formalized.

Right of use asset (ROU) is summarized below:

	September 30, 2024	December 31, 2023
Operating lease at inception	$767,068	$767,068
Less accumulated reduction (includes termination write-off)	(706,786)	(248,101)
Balance ROU asset	$60,282	$518,968

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception	$767,068	$767,068
Reduction of lease liabilities (includes termination write-off)	(694,892)	(248,147)
Total lease liabilities	$72,176	$518,920
Less: current portion	(47,343)	(171,316)
Lease liabilities, non-current	$24,833	$347,605

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$69,946	$707,347
Discount to fair value	2,230	(188,427)
Total lease liability	$72,176	$518,920

Future minimum lease payments under non-cancellable operating leases at September 30, 2024 are as follows:

Years ending December 31,	Amount
2024	25,012
2025	44,934
Total minimum non-cancelable operating lease payments	$69,946

For the nine months ended September 30, 2024 rent expense was for was $133,914.

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

On December 1, 2023, the Company entered into a service agreement with Frondeur Partners LLC (“Frondeur”). Frondeur will provide accounting, reporting and consulting services on a monthly basis. On December 1, 2023, the Company executed a corporate services agreement with Frondeur Partners LLC a Nevada limited liability company. Under the terms of the agreement the Company will receive accounting and reporting services. As compensation Frondeur will receive monthly payments of $10,000 in cash and a convertible promissory note for $15,000 The notes are convertible into the Company’s common stock at a 50% discount to the market price (defined in the notes). As of the date of issuance of this report the Company has issued ten such notes (December 1, 2023 through September 1, 2024), which are accounted for as notes with embedded derivatives to be bifurcated and recognized as derivative liabilities.

NOTE 19 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Tax Levy

In October, 2024, the Texas Comptroller’s office placed a hold on Red Gear’s Chase and GECU bank accounts. As of December 16, 2024, the amount of the hold is $234,378.22. This hold is due to a sales audit conducted by the Texas Comptroller’s office from November, 2019 through April, 2023, which is prior to ReachOut Technology’s acquisition of Red Gear’s in October, 2023. Additionally, the last extension to the audit was signed by the previous owners of Red Gear on September 8, 2023, less than a month prior to closing the transaction. This audit was not disclosed in the purchase agreement and violated the Representations and Warranties made by the sellers. This matter has been added to ReachOut’s lawsuit filed against the previous owners. As such the liability has not been recognized by the Company as of September 30, 2024.

Fox Funding Group LLC – Settlement Agreement

On December 19, 2024, the Company’s subsidiaries reached an agreement through arbitration with Fox Funding Group LLC (“Fox”) to settle its liability as determined to be $265,781 owed due to a financing arrangement provided by Fox. The Company is to arrange release of $134,063 of receivables collected by its lockbox provider PAYA. And make twelve monthly payments totaling $65,937 by December 31, 2025 in full settlement of the liability of $265,781. Upon final payment the Company will recognize a gain on debt extinguishment for the difference of the amounts paid totaling $200,000 and the September 30, 2024 carrying amount ($279,111) of the loan or $79,111.

Fora Financial – Negotiation

The Company through its representative is in negotiation with Fora Financial (“Fora”) to settle it obligation under a sale of future accounts receivable having a carrying value of $753,375 as of September 30, 2024.

RedGear Vehicles and Related Loans

RedGear had a number of service technician vehicles purchased over several years. Most of the vehicles have financing loans. The company has sold several of the vehicles and paid off the loans associated. The Company also stopped servicing some of the loans where the liability was greater than the value of the asset when the office facilities under lease were abandoned following terminations in July 2024. The Company through its legal counsel is in negotiation with the lenders to surrender the vehicles under favorable terms with those lenders. The former members of RedGear had personally guaranteed the loans and given the scheduled mediation for misrepresentation of liabilities and other violations of the purchase agreement (RedGear Membership Interest Purchase Agreement) the primary obligor for these liabilities is in question. (See note 18)

Securities Issued

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

On January 1, 2025, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on September 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net income of $2,722,956, for the nine months ended September 30, 2024, and has incurred negative cash flows from operations for the period. As of September 30, 2024, the working capital deficit, stockholders’ deficit, and accumulated deficit was $18,265,403, $19,690,066 and $22,394,840 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition, and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

Results of Operations for the three months ended September 30, 2024 and 2023

Revenue

We had $1,036,171 in revenue for the three months ended September 30, 2024, compared to $656,624 for the three months ended September 30, 2023. The increase in revenue is primarily due to the acquisition of Red Gear in October, 2023.

Cost of Goods Sold

We incurred $252,593 in costs of goods sold for the three months ended September 30, 2024, compared to $376,945 for the three months ended September 30, 2023. This increase is primarily due to the acquisition of Red Gear in October, 2023.

Impairment Loss

We incurred $0 in impairment loss for the three months ended September 30, 2024 compared to $30,300 for the three months ended September 30, 2023.

General and administrative expenses

We had 101,830 of general and administrative expenses (“G&A”) for the three months ended September 30, 2024, compared to $239,906 for the three months ended September 30, 2023, a decrease of $138,076 or 58%.

Compensation

We had $757,765 in compensation for the three months ended September 30, 2024 compared to $201,375 of compensation for the three months ended September 30, 2023. Stock compensation expense was $0 and $0 for the three months ended September 30, 2024 and 2023, respectively.

Professional expenses

We incurred $115,848 of professional fees for the three months ended September 30, 2024, compared to $39,358 for the three months ended September 30, 2023, an increase of $76,490 or 194%. Professional fees generally consist of audit, legal, accounting and investor relation service fees.

Other income (expense)

For the three months ended September 30, 2024, we had total other expenses of $13,574,964, compared to total other expenses of ($34,220) for the three months ended September 30, 2023. In the current period we incurred a loss of ($34,452) from securities issuances having embedded derivatives. In the most recent period, we had FMV changes of $12,459,531, Gain on debt extinguishment of $1,497,802, Interest Expense of ($347,917), and Loss on conversion of convertible debt of $0.

In the prior period we incurred $0 from a loss from issuances and conversions, FMV changes of (54,920), Gain on debt extinguishment of $11,131, Interest expense of ($79,627), and Loss on conversion of debt of $89,196.

Net Gain (loss)

We incurred a net gain of $13,383,099 for the three months ended September 30, 2024, compared to a net loss of $265,900 for the three months ended September 30, 2023. Our net gain was due to intangibles impairment, changes in fair market value, and gain on debt extinguishment.

Results of Operations for the nine months ended September 30, 2024 and 2023

Revenue

We had $4,447,273 in revenue for the nine months ended September 30, 2024, compared to $2,245,123 for the nine months ended September 30, 2023. The increase in revenue is primarily due to the acquisition of Red Gear in October, 2023.

Cost of Goods Sold

We incurred $1,688,283 in costs of goods sold for the nine months ended September 30, 2024, compared to $1,131,701 for the nine months ended September 30, 2023. This increase is primarily due to the acquisition of Red Gear in October, 2023.

Impairment Loss

We incurred $2,117,502 in impairment loss for the nine months ended September 30, 2024 compared to $30,300 for the nine months ended September 30, 2023.

General and administrative expenses

We had $756,346 of general and administrative expenses (“G&A”) for the nine months ended September 30, 2024, compared to $450,512 for the nine months ended September 30, 2023, an increase of $305,834 or 68%.

Compensation

We had $2,815,237 in compensation for the nine months ended September 30, 2024 compared to $466,187 of compensation for the nine months ended September 30, 2023.

Professional expenses

We incurred $504,007 of professional fees for the nine months ended September 30, 2024, compared to $217,338 for the nine months ended September 30, 2023, an increase of $286,669 or 132%. Professional fees generally consist of audit, legal, accounting and investor relation service fees.

Other income (expense)

For the nine months ended September 30, 2024, we had total other expense of $6,157,058, compared to total other expenses of ($162,712) for the nine months ended September 30, 2023. In the current period we incurred a loss of $20,756,752 from securities issuances having embedded derivatives. In the most recent period, we had FMV changes of $25,596,043, Gain on debt extinguishment of $2,668,235, Interest Expense of ($1,170,547), and Loss on conversion of convertible debt of (179,921).

In the prior period we incurred $16,166 from a loss from issuances and conversions, FMV changes of $74,564, Gain on debt extinguishment of $11,131, Interest expense of ($321,437), and Loss on conversion of convertible debt of $89,196.

Net Gain (loss)

We incurred a net gain of $2,722,956 for the nine months ended September 30, 2024, compared to a net loss of $213,627 for the nine months ended September 30, 2023. Our net gain was due to intangibles impairment, changes in fair market value, and gain on debt extinguishment.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended September 30, 2024 was ($510,121) compared to $117,814 of cash used in operating activities for the nine months ended September 30, 2023.

Cash Flows from Investing

We used ($175,309) for investing activities for the nine months ended September 30, 2024, compared to using ($43,351) for investing activities for the nine months ended September 30, 2023.

Cash Flows from Financing

For the nine months ended September 30, 2024, we netted $533,857 from financing activities. We received $287,705 from proceeds from a loan (Fox), repaid $92,295 on the Fox loan, $316,577 in repayment on Fora loan, $113,177 in repayment on seller notes, $125,000 in Note issued, $29,458 in repayment of note issued, $53,896 in New vehicle loan, $36,706 in repayments vehicle loans, $400,274 in Affiliate advances, $407,305 in Repayments of affiliate advances and $662,500 from the issuance of convertible notes.

For the nine months ended September 30, 2023, we netted $801,803 from financing activities. We received $613,800 from the proceeds from the Pipe loan and repaid $93,216 to a seller’s note, $389443 in Repayment on Pipe loan, $93,216 in Repayments Seller notes, $51,543 in Note issued, $1,289,176 in Affiliate advances, $705,556 in Repayments – Related party advances, and $35,000 in issuances of convertible notes.

Critical Accounting Policies

Refer to Note 3 of our financial statements contained elsewhere in this Form 10-Q for a summary of our critical accounting policies and recently adopted and issued accounting standards.

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

Yuengling’s Ice Cream Corporation

Name	Title	Date

/s/ Richard Jordan	President and Chief Executive Officer	January 31, 2025
Richard Jordan