Form 10-K
period 2024-12-31
Yuenglings Ice Cream Corp
filed 2025-04-15
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $646,169

There were 403,855,610 shares of common stock outstanding as of March 31, 2025.

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

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Yuengling’s Ice Cream Corporation (OTC: YCRM), currently undergoing a name and symbol change pending FINRA approval, is transitioning into a diversified technology holding company. This transformation draws inspiration from the models of Berkshire Hathaway and Alphabet, aiming to build a portfolio of synergistic, high-growth technology subsidiaries.

Our flagship operating company, ReachOut, is at the forefront of this strategy. Founded in 2010 by cybersecurity expert Rick Jordan, ReachOut has evolved from a regional IT services provider into a national leader in cybersecurity solutions for small to medium-sized businesses (SMBs). The company offers comprehensive services, including 24/7 threat monitoring, compliance support, and AI-driven automation, all delivered through a subscription-based model that ensures predictable, recurring revenue.

Strategic Evolution

Post-acquisition, ReachOut has shifted its growth strategy from acquiring larger entities to targeting smaller, high-potential firms. This approach allows for faster integration and scalability, leveraging ReachOut's robust platform to enhance service offerings and operational efficiency. The company's focus on AI and automation has streamlined operations, reduced costs, and improved service delivery, positioning ReachOut as a disruptive force in the cybersecurity industry.

In line with our holding company model, we are expanding our portfolio beyond traditional IT services. Our upcoming venture, TRUSTLESS, exemplifies this direction. TRUSTLESS is a blockchain-based identity management platform designed to address the growing need for secure, decentralized identity solutions. By investing in such innovative technologies, we aim to diversify our revenue streams and capitalize on emerging market opportunities.

Market Positioning

Our strategy is to emulate the customer-centric approach of companies like T-Mobile, offering accessible, high-quality cybersecurity services to underserved SMBs across the nation. By combining this approach with the structural advantages of a holding company, we aim to create a scalable, resilient business model capable of delivering substantial value to shareholders.

With a strong leadership team, a clear strategic vision, and a commitment to innovation, we are well-positioned to execute our growth plans and achieve a successful uplisting to NASDAQ.

Competitive Landscape

The cybersecurity and IT services industry serving small to medium-sized businesses (SMBs) remains highly fragmented, with thousands of regional providers competing for localized market share. Traditional Managed Service Providers (MSPs) often lack specialization in advanced cybersecurity, operate without brand distinction, and struggle to scale beyond their geographic footprint. Meanwhile, enterprise-focused firms overlook the SMB sector entirely, creating a significant gap in the market. ReachOut is positioning to fill that gap by building a nationally recognized brand offering enterprise-grade cybersecurity tailored for SMBs. The Company competes based on service depth, speed of response, AI-powered scalability, and a media-driven awareness strategy uncommon in the sector.

Core Differentiators

ReachOut’s platform is built on recurring revenue, subscription-based services, and proprietary operational processes designed for scale. The Company leverages AI to improve ticket resolution time and reduce labor reliance, unlocking better margins and faster acquisition integration. Its leadership team—anchored by CEO Rick Jordan and supported by board member Kevin Harrington—brings a unique blend of cybersecurity, operational, M&A, and public market expertise. In addition, ReachOut’s transformation into a holding company enables investment in high-upside, synergistic ventures like TRUSTLESS, a blockchain-based identity platform expected to contribute long-term balance sheet growth via the equity method. The Company’s acquisition strategy targets high-ROI, under-optimized SMB providers in underserved U.S. markets identified through search-intent data.

Risks & Challenges

As with any acquisition-driven growth strategy, ReachOut faces risks related to integration, cultural alignment, and operational scalability. The Company has mitigated this by shifting focus from larger, complex acquisitions to smaller, more agile targets with faster onboarding potential. The technology landscape evolves rapidly, particularly in AI and cybersecurity, requiring continuous innovation and investment to maintain service relevance. Market volatility, macroeconomic fluctuations, and capital availability may also impact the pace of acquisitions and expansion. Additionally, the Company’s high-growth profile and media-forward leadership may attract increased public scrutiny, which it manages through proactive governance and transparency.

The Broken MSP Model vs. ReachOut’s Scalable Platform Approach

The traditional Managed Service Provider (MSP) model is outdated, fragmented, and fundamentally ill-equipped to scale. Most regional IT providers suffer from long response times, underqualified support teams, and surface-level cybersecurity offerings—leaving SMBs exposed to increasing cyber threats without strategic guidance or enterprise-grade protection.

Common Weaknesses in Traditional IT Providers:

●	Delayed Response & Resolution: Ticket triaging systems are slow and arbitrary, often delaying help for critical issues.

●	Inefficient Frontline Support: Non-technical dispatchers create bottlenecks before a qualified technician is even looped in.

●	Limited Cyber Talent: Most small IT providers lack advanced cybersecurity capabilities or compliance readiness support.

●	Basic Security Tools: Antivirus and firewalls are not enough—many providers leave clients vulnerable to ransomware, phishing, and regulatory fines.

ReachOut’s Differentiated, Scalable Approach:

●	Sub-Minute Response Times: Client calls are answered live by trained technicians within 60 seconds—most issues are resolved in under 15 minutes.

●	AI-Augmented Service Delivery: Intelligent copilots are deployed to automate L1 support, reduce labor costs, and scale support across acquisitions without bloating headcount.

●	Proactive Strategic Engagement: Clients receive dedicated vCIOs and vCISOs, quarterly business reviews, and continuous cybersecurity posture analysis—supporting growth, compliance, and risk mitigation.

●	Advanced Security Infrastructure: ReachOut delivers 24/7 SOC-backed protection, anti-phishing training, ransomware mitigation, custom audits, and compliance solutions for HIPAA, CMMC, NIST 800-171, and more.

ReachOut isn't just improving MSP operations—it’s replacing them. By reimagining IT and cybersecurity as a national, AI-powered, subscription-based platform with media-fueled brand recognition, ReachOut is positioned to lead this $700B+ market into its next evolution—while creating massive long-term value for shareholders.

ReachOut Technology’s Future Growth Strategy

1. Holding Company Expansion with a Berkshire Model & Alphabet Playbook

ReachOut’s parent company is executing a strategic shift into a modern holding company structure—modeled after Berkshire Hathaway’s capital efficiency and Alphabet’s innovation strategy. This structure allows for the acquisition and development of independently operated, high-growth subsidiaries across cybersecurity, AI, and blockchain—positioning ReachOut not just as an IT company, but as a scalable technology platform holding company with NASDAQ ambitions.

2. Building the T-Mobile of Cybersecurity & IT

We are establishing the first nationally recognized brand in cybersecurity and IT for SMBs—combining aggressive market presence, media dominance, and a bold personality with enterprise-grade service. Just as T-Mobile disrupted telecom by turning a commodity into a brand experience, ReachOut is creating visibility, trust, and loyalty in an industry dominated by forgettable local providers.

3. High-Velocity, High-Margin Rollups

Our acquisition strategy has shifted from large, slow-to-integrate MSPs to nimble, $500k–$2M topline firms in underserved markets. We will integrate them rapidly using AI, operational playbooks, and centralized support infrastructure, growing each acquired location 2–5X within 24 months. With 4–10 acquisitions annually planned and targeting markets with high-demand and low competition, ReachOut is building a national footprint without sacrificing efficiency or margin.

4. Launching & Scaling Disruptive Platforms (e.g., TRUSTLESS)

TRUSTLESS, our blockchain-based identity and data security platform, is the first of several vertically independent, equity-holding ventures ReachOut will launch. These subsidiaries operate with their own branding, management, and financial roadmap, while allowing ReachOut to book long-term value via the equity method—creating asymmetric upside that outpaces traditional service firm multiples.

5. AI-First Operations for Scalable Margin

Through the integration of AI copilots and intelligent automation, ReachOut reduces headcount pressure while increasing client satisfaction, response time, and issue resolution. This enables aggressive acquisition without bloated overhead—scaling revenue without scaling cost, improving margins across the portfolio.

6. Organic Growth Through Media, Search, and Strategy

Rick Jordan’s personal brand, bolstered by a podcast downloaded in 70+ countries and a reach of over 1.6M followers, fuels inbound demand and elevates ReachOut’s media presence. Our go-to-market strategy is powered by intent-driven search data, geo-targeted content, and a direct-response engine that creates outsized lead volume and customer conversion in every acquired market.

7.Compliance-Driven Market Penetration

ReachOut continues to build industry-specific offerings for high-demand, regulation-heavy sectors like education, defense, and healthcare—where compliance frameworks like CMMC, HIPAA, and NIST SP 800-171 create both a barrier to entry and a premium service need. This aligns with our security-first, recurring revenue foundation.

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

Employees

The Company currently has approximately twenty full-time and part-time employees, including officers and directors. Our employees are not represented by any labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 1C. CYBERSECURITY

We recognize that cybersecurity threats represent a significant risk to our business operations, reputation, and financial performance. To manage these risks, we maintain a comprehensive cybersecurity risk management program designed to identify, assess, mitigate, and respond to potential cybersecurity incidents.

Our cybersecurity program is integrated into our overall risk management framework and is aligned with industry standards and best practices. It includes regular risk assessments, vulnerability scans, penetration testing, and employee training programs. We use a layered approach to cybersecurity, leveraging firewalls, encryption, multi-factor authentication, and endpoint protection technologies to safeguard our systems and data.

We have established an incident response plan that outlines the procedures for detecting, responding to, and recovering from cybersecurity events. This plan is tested periodically through tabletop exercises and simulations to ensure readiness. In the event of a material cybersecurity incident, we are prepared to notify stakeholders and comply with all applicable regulatory requirements.

Oversight of cybersecurity risk is provided by our Board of Directors, which receives regular updates from management regarding cybersecurity matters. Management responsibility for cybersecurity is assigned to our Vice President of Services, who reports to senior leadership and the Board on a regular basis.

We have not experienced any material cybersecurity incidents to date. However, given the evolving nature of cybersecurity threats, we continue to invest in our cybersecurity capabilities and monitor the landscape to enhance our resilience against potential threats.

ITEM 2. PROPERTIES

The Company currently leases property at the following location:

8910 West 192nd St North, Mokena, Illinois 60448

Our business mailing address is 8910 West 192nd St North, Mokena, Illinois 60448.

Our primary phone number is 312-288-8000.

ITEM 3. LEGAL PROCEEDINGS

On April 26, 2024, ReachOut Technology Corp. (“ReachOut”), a wholly-owned subsidiary of the Company filed a lawsuit (Case No. 1:24-cv-03408) in the United States District Court for the Northern District of Illinois, against the former members of RedGear, LLC (“RedGear”) related to certain representations and warranties made by the Defendants, Luciano Aguayo and Armando Gonzalez, in the Membership Interest Purchase Agreement, dated September 29, 2023 and closing on October 2, 2023, under which ReachOut acquired 100% of RedGear. The lawsuit was served on the defendants on April 30, 2024, and the amended complaint, below, was served in June 2024.

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

On December 10, 2024, IND Holding, Inc. filed a lawsuit in the United States District Court for the District of Delaware against ReachOut Technology NE Holdings, LLC and ReachOut Technology Corp., alleging breach of contract related to a prior acquisition. The Company promptly filed a Motion to Dismiss on the grounds that the claims were brought in an improper venue and are contractually barred. In opposition, Plaintiff made a conditional request to amend—only if the motion were granted against them—then declined the Company’s offer to amend voluntarily before a ruling. The Company’s reply brief notified the Court of this refusal, and the matter is currently awaiting a decision. Management believes the case is procedurally and substantively flawed, expects dismissal, and does not view this matter as having any material impact on its financial position, results of operations, or strategic plans

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the Over-the-Counter (OTC) Markets Pink Current Information under the symbol “YCRM.”

The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during fiscal year 2024 and 2023, as reported, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2024, Quarter Ended:	High	Low
March 31, 2024	$0.0067	$0.0062
June 30, 2024	$0.0054	$0.0052
September 30, 2024	$0.0023	$0.0023
December 31, 2024	$0.0021	$0.0009

Fiscal Year 2023, Quarter Ended:	High	Low
March 31, 2023	$0.0088	$0.0014
June 30, 2023	$0.0017	$0.0006
September 30, 2023	$0.008	$0.0006
December 31, 2023	$0.0209	$0.0013

(a) Holders

At April 15, 2025 there were approximately 998 active holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name.

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

On February 1, 2025, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On March 1, 2025, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

On April 1, 2025, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on December 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the notes fixed conversion price, it is treated as stock settled debt under ASC 480, a put premium of $10,000 was charged to interest expense on issuance.

Under the terms of the Singer Asset Purchase Agreement outlined above, the Company is obligated to designate a new series of preferred stock having a conversion feature of one share of the to be designated preferred stock for one share of restricted common stock. The obligation is recorded as stock to be issued at fair market value of the common stock on the grant date

On December 27, 2024 the board of directors approved the Debt Cancellation and Exchange Agreement in satisfaction of liabilities owed to the CEO and a private company he controlled for an aggregate amount of $2,440,950, and authorized the creation of a new series of preferred stock to be issued to First Portfolio Management LLC. The proposed Certificate of Designation authorizes the new shares of which 1,561,068 are to be issued to First Portfolio Management LLC. The shares have a par value of $0.0001 and a stated value of $1.00. The stock has a 2% annual dividend on the aggregate stated value of $2,440,950, each share is convertible into 385 common shares of stock. The dividend is payable quarterly in either cash or shares of the same series of preferred. The new preferred stock will rank senior to all other preferred stock in liquidation

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2024, compared to the Year Ended December 31, 2023

Revenue

We had $4,811,040 in revenue for the year ended December 31, 2024, compared to $3,775,142 for the year ended December 31, 2023. The increase in revenue is due to the acquisition of RedGear in October, 2023 and the asset acquisition of Singer Networks in April, 2024.

Cost of Goods Sold

We incurred $1,835,859 in costs of goods sold for the year ended December 31, 2024, compared to $2,564,093 for the year ended December 31, 2023. This decrease is due to improved efficiency, reduced costs, and more automated software-based solutions.

Intangibles impairment

We incurred $3,464,930 in Intangibles impairment for the year ended December 31, 2024, compared to $4,136,746 for the year ended December 31, 2023.

General and administrative expenses

We had $1,170,891 of general and administrative expenses (“G&A”) for the year ended December 31, 2024, compared to $1,097,111 for the year ended December 31, 2023, an increase of $73,780 or 6.72%.

Compensation

We had $3,421,052 in compensation for the year ended December 31, 2024 compared to $1,547,935 in compensation for the year ended December 31, 2023. Stock compensation expense was $0 and $1,690,791, for the years ended December 31, 2024 and 2023, respectively.

Professional expenses

We incurred $576,986 of professional fees for the year ended December 31, 2024, compared to $421,883 for the year ended December 31, 2023, an increase of $155,103 or 36.76%. Professional fees generally consist of audit, legal, accounting and investor relation service fees.

Other income (expense)

For the year ended December 31, 2024, we had total other expense of $10,053,812, compared to total other expenses of $15,095,860 for the year ended December 31, 2023. In the current period we incurred $1,753,453 of interest expense. We also incurred a loss of $9,177,239 for initial derivative expense and change in the fair value of derivatives.

In the prior period we incurred $752,526 of interest expense and $14,343,334 for initial derivative expense and change in the fair value of derivatives.

Net Profit (loss)

We incurred a net profit of $4,395,134 for the year ended December 31, 2024, compared to a net loss of $22,906,015 for the year ended December 31, 2023. Our net profit/loss was primarily due to a large fair market value change and gain on debt extinguishment.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the year ended December 31, 2024 was $927,998 compared to $762,097 of cash used in operating activities for the year ended December 31, 2023.

Cash Flows from Investing

We used $121,413 for investing activities for the year ended December 31, 2024, compared to netting $1,181,514 for investing activities for the year ended December 31, 2023.

Cash Flows from Financing

For the year ended December 31, 2024, we netted $964,030 from financing activities. We received $287,705 from proceeds from a loan and $662,500 from the issuance of convertible notes. We repaid $190,763 on lines of credit and to other financial institutions and $113,177 on payment of seller notes. We received $580,526 on proceeds from related party loans.

For the year ended December 31, 2023, we netted $1,732,706 from financing activities. We received $1,225,000 from proceeds from a loan (Fora) and $436,000 from the issuance of convertible notes. We repaid $399,750 on lines of credit and to other financial institutions and $321,008 on payment of seller notes. We received $1,128,354 on proceeds from related party loans.

Critical Accounting Policies

Critical accounting policies and estimates are the specific accounting principles and assumptions that companies use to prepare their financial statements, and they often require significant judgment and estimation. These policies typically involve areas that are highly complex or subjective, such as revenue recognition, valuation of inventory, impairment of goodwill and long-lived assets, allowance for doubtful accounts, deferred tax assets, stock-based compensation, convertible notes and derivative financial instruments, business combinations, related party transactions, and fair value measurements. Because these estimates can have a material impact on a company's financial condition and results of operations, they are closely monitored and disclosed to ensure transparency for investors and other stakeholders. Please refer to NOTE 3 of our financial statements contained elsewhere in this Form 10-K for more details of our critical accounting policies and estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YUENGLING’S ICE CREAM CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Yuengling’s Ice Cream Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yuengling’s Ice Cream Corporation and subsidiaries (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated profits since inception, has sustained operating losses, and has incurred negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

April 15, 2025

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$275,292	$360,673
Accounts receivable	164,549	239,825
Prepaid expenses	60,487	275,780
Total Current Assets	500,328	876,278

Other Assets:
Deposits	-	8,618
Furniture and fixed assets, net	7,500	445,697
Goodwill	-	3,343,929
Customer list acquired	-	-
Right of use asset	31,730	518,968
Total non-current assets	39,230	4,317,212

Total Assets	$539,558	$5,193,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,998,445	$1,764,696
Deferred Revenues	-	68,618
Due to officers	-	309,725
Due to Affiliate	-	1,570,253
Due to financial institutions	917,405	1,649,134
Seller notes and loans payable, related parties current	465,618	1,175,124
SBA loan payable	-	1,012,392
Vehicle and equipment loans	-	336,610
Term note payable, related parties	1,175,000	1,175,000
Other loans and notes payable	240,160	202,206
Officer life insurance liability, current portion	900,000	450,000
Convertible notes payable, third parties, net of put premiums	954,907	30,000
Derivative liability	5,786,478	14,637,055
Lease liability, current portion	33,242	171,315
Equipment lease, current	-	26,092
Total Current Liabilities	13,471,255	24,578,220

Non-Current Liabilities:
Seller notes payable, non-current portion related parties	-	192,932
Convertible notes payable, third parties, net of discounts	-	40,650
Officer life insurance premium, non-current portion	1,800,000	2,250,000
Dividend payable, preferred stock Series C & D	625,344	76,849
Equipment lease, non-current	-	25,090
Lease liability, non-current portion	-	347,605
Total Non-Current Liabilities	2,425,344	2,933,126

Total Liabilities	$15,896,599	$27,511,346

Commitments and contingencies	-	-

Temporary Equity - Preferred Series A stock to be issued	357,022	357,022

Stockholders’ Deficit:
Common stock to be issued	65,000	68,000
Preferred stock to be issued	2,448,038	-

Preferred stock, Series A; par value $0.0001; 10,000,000 shares authorized, 475,000 shares issued and outstanding at December 31, 2024 and December 31, 2023	48	48
Preferred stock, Series C and D, par value $0.0001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding at December 31, 2024 and December 31, 2023	1,000	1,000
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 384,088,943 and 349,488,710 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	384,089	349,489
Additional paid in capital	2,247,549	1,616,009
Accumulated deficit	(20,859,786)	(24,709,424)
Total Stockholders’ Deficit	(15,714,062)	(22,674,878)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$539,558	$5,193,490

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Revenue	$4,811,040	$3,775,142
Cost of goods sold	1,835,859	2,564,093
Gross profit	2,975,181	1,211,049

Operating Expenses:
Intangibles impairment	3,464,930	4,136,746
Loss on disposition	-	126,738
General and administrative expenses	1,170,891	1,097,111
Stock compensation	-	1,690,791
Compensation	3,421,052	1,547,935
Professional fees	576,986	421,883
Total operating expenses	8,633,859	9,021,204

Loss from operations	(5,658,678)	(7,810,155)

Other income (expense):
Other gains	286,185	-
Loss on disposal	(156,759)	-
Interest expense	(1,753,453)	(752,526)
Derivative: expense, gains and losses	(20,773,468)	(1,548,592)
Derivative: losses upon conversion	(179,921)	-
Change in fair market value	29,950,707	(12,794,742)
Gain on debt extinguishment	2,680,521	-
Total other income (expense)	10,053,812	(15,095,860)

Income (Loss) before provision for income tax	4,395,134	(22,906,015)
Provision for income tax	-	-
Net Income (loss)	$4,395,134	$(22,906,015)

Basic Income (loss) per share	$0.01	$(0.07)
Diluted Income (loss) per share	$0.01	$(0.07)

Basic weighted average shares	375,462,584	332,488,710
Diluted weighted average shares	375,462,584	332,488,710

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Series A		Series C & D				To Be Issued Common	Additional
	Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance at December 31, 2023	475,000	$48	10,000,000	$1,000	349,488,710	$349,489	$68,000	$1,616,009	$(24,709,424)	$(22,674,878)

Value of preferred shares to be issued							2,448,038			2,448,038

Cancellation of shares to be issued to former officer							(3,000)		3,000	-

Conversion of convertible note interest to common stock					34,600,233	34,600		155,702		190,302

Warrants issued to investors	-	-	-	-	-	-	-	475,838	-	475,838

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(548,496)	(548,496)

Net Income (loss) for year ended December 31, 2024	-	-	-	-	-	-	-	-	4,395,134	4,395,134

Balance at December 31, 2024	475,000	$48	10,000,000	$1,000	384,088,943	$384,089	$2,513,038	$2,247,549	$(20,859,786)	$(15,714,062)

	Series A		Series C & D				To Be Issued Common	Additional
	Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance at December 31, 2022	475,000	$48	10,000,00	$1,000	14,828,595	$14,829	$660,000	$1,016,412	$(1,726,560)	$(34,271)

Recapitalization adjustment, shares issued pre-merger	-	-	-	-	334,660,115	334,660	(592,000)	113,532	-	(143,808)

Incentive on future financing	-	-	-	-	-	-	-	52,602	-	52,602

Compensation, non-employees	-	-	-	-	-	-	-	291,186	-	291,186

Dividends on preferred shares	-	-	-	-	-	-	-	-	(76,849)	(76,849)

Warrants issued to investors	-	-	-	-	-	-	-	142,277	-	142,277

Net loss for the year ended December 31, 2023	-	-	-	-	-	-	-	-	(22,906,015)	(22,906,015)

Balance at December 31, 2023	475,000	$48	10,000,000	$1,000	349,488,710	$349,489	$68,000	$1,616,009	$(24,709,424)	$(22,674,878)

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net Income (loss)	$4,395,134	$(22,906,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation and services	-	1,822,769
Debt discounts charged to interest expense	1,164,169	84,025
Depreciation	155,640	65,361
Vesting of Restricted Stock Units	-	-
Gain on extinguishment	(2,680,521)	-
Bad debt expense	160,045	-
Put premiums charged to interest expense, stock settled debt	-	15,000
Fee notes issued	125,000	-
Intangibles impairment	3,464,930	4,136,746
Derivative expense	20,773,468	1,548,592
Gain (Loss) on conversion of liability to common stock	179,921	-
Changes in fair market values	(29,950,707)	12,794,742
Other gains and losses, net	(129,426)	-
Related party advances funding operations	-	-
Changes in assets and liabilities:
Accounts receivable	(84,769)	(115,141)
Prepaid expense	215,293	3,458
Inventory	-	273,602
Right of use asset net of liability	1,560	254
A/P & Accrued liabilities	1,250,715	1,504,855
Customer deposits	(50,706)	37,174
Finance Lease	(15,244)	(27,529)
Other current liabilities	97,500	0
Net cash used in operating activities	(927,998)	(762,097)

Cash flows from investing activities:
Cash acquired in acquisition	-	83,794
Cash paid in acquisition	-	(1,249,548)
Fixed assets purchased	-	(15,760)
Cash paid for Singer asset purchase	(121,413)	-
Net cash used in investing activities	(121,413)	(1,181,514)

Cash flows from financing activities:
Loan proceeds	287,705	1,225,000
Repayments Fox loan	(190,763)	(399,750)
Repayment of Fora	(316,577)	-
Repayments seller notes	(113,177)	-
Note issued	125,000	-
Repayment of notes	(88,374)	(289,398)
Other loan repayments	-	-
Vehicle loan	53,896	(382,500)
Repayment of vehicle loans	(36,706)	15,000
Convertible notes issued for service	-	-
Proceeds from affiliate advances	580,526	-
Repayments of affiliate advances	-	1,128,354
Proceeds from issuance of convertible notes	662,500	436,000
Repayments – Related party advances	-	-
Net cash provided by financing activities	964,030	1,732,706

Net change in cash	(85,381)	(210,905)
Cash, beginning of year	360,673	571,578
Cash, end of year	$275,292	$360,673

Cash paid during the period for:
Interest	$62,682	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Activity:
Shares to be issued for acquisition	$-	$2,620,673
Debt Discounts	799,000	-
Preferred dividends	548,495	-
Conversion of accrued interest and conversion expenses	24,677	-
Convertible preferred shares to be issued	2,448,038	-
Right-of-use asset and lease liability – ASC 842	$-	$767,068

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

ReachOut Corp. Acquisition – Innovative Network Designs LLC

IND is a New Jersey limited liability company and ReachOut acquired 100% of the member’s interest of IND in exchange for cash, notes payable, commitment to purchase universal life insurance policies for the principals and 500,000 restricted shares of ReachOut’s common stock. The transaction was deemed to be a business combination and applied acquisition accounting under ASC 805.

Innovative Network Designs LLC – New Jersey

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

ReachOut Corp. Acquisition – RedGear LLC

ReachOut entered into a Membership Interest Purchase Agreement on September 29, 2023 with RedGear, LLC, a Texas limited liability company and acquired 100% of the members’ interest of RedGear, LLC, in exchange for cash, a note payable and the assumption of certain liabilities of RedGear, LLC. The transaction was deemed to be a business combination and applied acquisition accounting under ASC 805. Upon closing October 2, 2023, the total value of the consideration given for the purchase was $3,025,249 The purchase price was allocated to net tangible assets of $54,006 with the balance of $2,510,0291 allocated to goodwill, which is not amortized to expense. ReachOut hired an independent accounting firm to validate the Adjusted EBITDA (as defined in the closing documents). The results of the validation resulted in a purchase price adjustment reducing goodwill to $2,117,502. During the year ended December 31, 2024, the Company determined that the goodwill was fully impaired and charged to loss to operating expenses.

RedGear LLC – Texas

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits until the year ended December 31, 2024 when non-cash changes in fair market value of derivatives, produced net income of $4,395,134, and has however incurred negative cash flows from operations for the period. As of December 31, 2024, the working capital deficit, stockholders’ deficit, and accumulated deficit was $12,970,927, $15,714,062 and $20,859,786 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition, and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

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

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. As of December 31, 2024, the Company has two regional operating entities which comprises one segment. IND provides technological services from New Jersey and Illinois IND generated 62% of the consolidated sales which includes some former customers from RedGear. Redgear provided technological services in Texas and Arizona and generated 38% of sales primarily to municipal government authorities.

Management decisions about allocation of working capital and other assets are based on sales, inventory and operating costs, with no formal processes in place.

No single customer generates 10% of annual consolidated sales, however a private entity owned by the CEO uses the resources of the Company and the related billings (as adjusted) totaled 9% of consolidated sales.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2024 and 2023, all of the Company’s cash and cash equivalents were held at accredited financial institutions. As of December 31, 2024, the Company had $0 in excess of insured amounts at financial institutions.

The Company’s subsidiary, Innovative Design Networks, has two clients with outstanding unpaid accounts representing a total of 57% and 43% of the accounts receivable balance at December 31, 2024.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of a year or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2024 or December 31, 2023.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2024. These reclassifications did not have any effect on the results of operations.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less the allowance for credit losses. Factors used to establish an allowance include the credit quality of the customer and other factors. The Company may also use the direct write-off method to account for uncollectible accounts that are not received. Using the direct write-off method, trade receivable balances are written off to bad debt expense when an account balance is deemed to be uncollectible. The Company maintains an allowance for credit losses primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company maintains an allowance under Accounting Standards Codification (“ASC”) 326 based on historical losses, changes in payment history, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions. As of December 31, 2024, the calculated and recognized allowance for credit losses was $96,727.

Deferred Financing Costs

Any unamortized deferred financing costs related to the Company borrowings are presented in the consolidated balance sheets as a direct deduction from the related debt. As of December 31, 2024, there are no unamortized deferred financing fees recognized. Amortization of such costs is reported as interest and financing costs included in the consolidated statement of operations.

Inventory

Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has expired or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventories at December 31, 2024 and December 31, 2023 were $0 and $0, respectively.

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

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. The total potentially dilutive shares calculated is 9,220,849,985 at December 31, 2024. As of December 31, 2024: there are obligations to issue Series A Preferred Stock which are convertible into 1,020,062,029 shares of common stock; the Series A Preferred shares outstanding convertible into 699,082,277 of common shares; the Series C Preferred shares outstanding may convert into 2,446,420,970 common shares; the Series D Preferred shares outstanding may convert into 49,926,959 common shares; the Company is obligated to issue a new series of preferred stock will be convertible into 1,050,000 shares of common stock; the warrants outstanding may convert into 333,696,913 common shares; and there are 4,666,547,189 potentially dilutive shares arising from the conversion value of the convertible notes payable. There are 3,452,434 shares of common stock to be issued. Options outstanding may be exercised into 611,214 common shares. It should be noted that contractually the limitations on obligation to convertible notes, the various preferred series and warrant holders that limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s Chairman of the Board of Directors holds a control block of Series A Preferred Stock which confers upon him a majority vote in all Company matters including authorization of additional common shares or to reverse split the stock. As of December 31, 2024, and 2023, potentially dilutive securities consisted of the following:

	December 31, 2024	December 31, 2023
Series A Preferred Stock Payable	1,020,062,029	1,020,062,029
Series A Preferred Stock outstanding	699,082,277	699,082,277
Series C Preferred Stock outstanding	2,446,420,970	2,446,420,970
Series D Preferred Stock outstanding	49,926,959	49,926,959
New Series of Preferred to be issued	1,050,000	-
Warrants	333,696,913	305,757,519
Third party convertible debt	4,666,547,189	1,566,666,667
Common shares to be issued	3,452,434	68,000
Common stock options	611,214	611,214
Total	9,220,849,985	6,088,595,635

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

The table below classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2024 and December 31, 2023.

	At December 31, 2024			At December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$5,786,478	-	-	$14,637,055

A roll-forward of the level 3 valuation financial instruments is as follows

Derivative Liabilities
Balance at December 31, 2023	$14,637,055
Charged to derivative expense upon issuance of related note	20,773,468
Charged as loss on debt conversion	179,921
Classified as initial debt discount upon issuance of related note	557,751
Fair Value adjustments - convertible notes	(29,950,707)
Balance at December 31, 2024	$5,786,478

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2024 is as follows:

Inputs	December 31, 2024
Stock price	$0.0015
Conversion price (note below)	$0.00114 to 0.0003
Volatility (annual)	233%
Risk-free rate	5.00%
Dividend rate	-

$179,921 was charged to loss on conversion of liability due to conversion of accrued interest and related expenses for the issuance of common stock during the year ended December 31, 2024. The charge was credited to additional paid in capital.

An additional $397,053 was charged to derivative expense upon issuance of warrants to an investor, during the year ended December 31, 2024. This charge to derivative expense was credited to additional paid in capital.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported.

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

For the year ended December 31, 2024 and the year ended December 31, 2023, the Company deferred revenue of $0 and $68,618, respectively. The deferral of revenue is based on management’s determination that services or goods have not been provided to the customers as of the reporting date and therefore the revenue is unearned.

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

It is management’s practice to only invoice for services and goods to be provided within the coming month. While services may not be fully transferred the client is in fact obligated to pay the invoiced amount unless the contract is terminated with prior notice. The company may also have stand ready provisions in service agreements in which performance obligations is to be on call for support, updates and upgrades.

The Company manages its operating income on a regional basis at the present time. Revenue recognized for the Northeast region was $2,984,287, and $1,826,753 for the Southwest region for the year ended December 31, 2024.

Advertising Costs

Advertising costs are expensed as incurred and are included in General and Administrative expenses. The Company expensed approximately $2,000 for advertising and marketing during the year ended December 31, 2024.

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

The Company’s subsidiaries have recognized the Right of Use assets and related liabilities for leases and sublease for the office facilities in New Jersey, Texas and Arizona during the years ended December 31, 2023 and 2022, and following the acquisitions are accounted for under ASC 842. The corporate office is an informal arrangement which provides for office space in a shared office environment with a company controlled by the CEO and has not been charged for the office space during the periods ended December 31, 2024 and December 31, 2023. During the years ended December 31, 2024 and 2023, the Company recognized lease liabilities of $33,242 and $518,920, respectfully, and the related right-of-use asset for the same amounts, and will amortize both over the remaining life of the leases.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2024	December 31, 2023
Property and equipment	$7,500	$1,050,369
Less: accumulated depreciation	-	(604,672)
Property and equipment, net	$7,500	$445,697

Property and equipment consisted of vehicles, leasehold improvements and computers and other network technology equipment, primarily located in the RedGear office facilities. For the year ended December 31, 2024, the Depreciation Expense was $155,640. In 2023, the Depreciation Expense was $65,361.

Furniture, fixtures, leasehold improvements and machinery and equipment totaling $1,048,764 along with the related accumulated depreciation of $645,215, were derecognized resulting in $156,759 of loss on disposition (net of disposition gains). The derecognition was the result of lease terminations for three facilities and vehicle disposals, during the year ended December 31, 2024. Vehicles acquired in the Singer Networks asset purchase are not being depreciated and will probably be sold during 2025.

NOTE 5 – GOODWILL

The Company acquired the operations, assets and liabilities of Innovative Network Designs, LLC (IND) during the year ended December 31, 2022. The Company recognized goodwill of $5,363,173. The Company reduced its goodwill by $4,136,746, with a charge to operating expenses, based on the results annual impairment tests. It was determined that the present value of expected future earnings were less than the carrying value of the goodwill. During the year ended December 31, 2024 an additional $1,226,427 was charged to impairment expense leaving a goodwill balance of $0 related to IND. During the year ended December 31, 2023, the Company acquired the operations, assets and liabilities or RedGear, LLC and recognized goodwill of $2,117,502. During the year ended December 31, 2024, the Company determined that the expected future earnings of RedGear, LLC were significantly less than the carrying value of the goodwill and recognized a loss of $2,226,427 The Company offered the Singer customers new agreements under its new business model but most have declined. In turn, the Company determined the future expected earnings from Singer customers was significantly less than the carrying value of the goodwill and recognized a loss of $121,001. Goodwill assets are compared to its fair value at least annually (“impairment test”). The Company follows ASC 350 20 – Goodwill.

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

Acquisition – RedGear LLC

The Company entered into a Membership Interest Purchase Agreement on September 29, 2023 with RedGear, LLC, a Texas limited liability company and acquired 100% of the member’s interest of RedGear, LLC, in exchange for cash, a note payable and the assumption of certain liabilities of RedGear, LLC. The transaction was deemed to be a business combination and the Company applied acquisition accounting under ASC 805. Upon closing on October 2, 2023, the total value of the consideration (including assumed SBA loans and other net liabilities) given for the purchase was $2,038,509. The purchase price plus net liabilities of $78,993 totaling $2,117,502 was allocated to goodwill, which is not amortized to expense. The Company hired an independent accounting firm to validate the Adjusted EBITDA (as defined in the closing documents). The results of the validation resulted in a purchase price adjustment of $525,526 (reflected in the table below). Upon acquisition management believed that there was significant value in the customer list and the trade name, but did not do separate valuation analysis. The Company does not believe any material variances would be present in the classification of differing types of indefinite-lived intangible assets versus the goodwill recorded within the financial statements of RedGear. An impairment analysis will consider each potential sub-component (customer list, workforce in place etc.) of the Goodwill recorded in accordance with the relevant accounting standards at least annually and more frequently should there be any financial or economic issues suggesting an impairment.

During the year ended December 31, 2024, the Company was notified by the lessors that the leases for two Texas locations were terminated. These Texas leased facilities were owned by former related parties which were the former members of RedGear LLC. A third Texas facility lease was also terminated by its third-party lessor. The lease for the office facilities in Pheonix, AZ was also terminated, however the related right of use asset and related liabilities remain on the books at December 31, 2024. In the cases for the Texas facilities, the fixed assets (Furniture, Fixtures, Equipment and Leasehold Improvements) were no longer accessible by the Company and therefore the Company wrote-off the value of the fixed assets and right of use assets, recognizing a loss on disposition of $73,552. The related lease deposits for the Texas properties of $8,618 have been recognized as loss on disposal. Additionally, the SBA loans (personal liabilities of former members) and equipment financing were recognized as gains on debt extinguishment of $459,238. (see note 19)

Due to the current litigation with the former RedGear LLC members regarding misrepresentation in the Membership Interest Purchase Agreement the promissory note having a current balance of $789,261 and the employment related liability of $275,000, have also been recognized as gains on debt extinguishment totaling $1,064,261. No payments for the note or the employment liability were issued during the year ended December 31, 2024. (see note 19 and 20)

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

Asset Acquisition – Singer Networks, LLC

On April 8, 2024, ReachOut Technology acquired the majority of the assets of Singer Networks, LLC in exchange for $121,413 in cash, and restricted shares (new series of convertible preferred stock). The shares to be issued are valued based on the as-converted number of common shares at the then current market value (solely determined by market price at the time of transaction) or $7,088. There were three vehicles acquired with an assessed aggregate value of $7,500, The network technology business was acquired to expand market share in the Midwest region. The transaction was deemed to be an asset acquisition which is consistent with the asset purchase agreement. The difference between the total consideration paid and the value of the tangible assets of $121,001 was charged to customer list acquired. $121,001, was charged to impairment losses on December 31, 2024.

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

NOTE 6 – BANK NOTES AND LOANS

The Company has an SBA loan with monthly payments that matures on March 13, 2026. The balance due on this loan as of December 31, 2023, is $589,092. As of July 31, 2023, the interest rate on this loan had increased to 10.25% from its original 5.25%. The debt was forgiven by the lender during the year ended December 31, 2024, a gain on debt extinguishment was recognized for carrying value of the accrued interest and principal.

The Company has a line of credit requiring monthly payments. On December 24, 2021, $106,201 from a CD was applied to the Line of Credit balance. On April 5, 2023, a property pledged as collateral by David Yuengling was taken over by Mid Penn Bank. The property’s appraised value of $204,360 was applied to the principal of the Line of Credit and recognized as additional paid in capital. The balance due on this loan as of December 31, 2023, is $489,439. As of July 31, 2023, the interest rate on this loan has increased to 9.5% from its original 4.25%. The debt was forgiven by the lender during the year ended December 31, 2024, a gain on debt extinguishment was recognized for carrying value of the accrued interest and principal.

NOTE 7 – SELLERS’ TERM AND SECURED NOTES PAYABLE

On October 1, 2022 the Company’s subsidiary ReachOut issued a term promissory note to the sellers of the membership interest in Innovative Network Designs LLC. Under the option selected by the holder of the note, a ballon payment of principal is due on October 1, 2024. The note principal is $1,175,000 bears interest at 24%, matures on October 1, 2024. The principal $1,175,000 and accrued interest at December 31, 2024 is $634,307. This term note is currently in default. This term note is excluded from the table below.

On October 1, 2022 the Company issued a secured promissory note to the sellers of the membership interest in Innovative Network Designs LLC. The original (as adjusted for purchase contingencies) note principal was $868,193 bears interest at 7%, matures on April 2, 2025. The note amortizes over the term with the first principal payment of $96,466 due on April 15, 2023, along with $37,463 of accrued interest. Subsequent quarterly payments of interest and principal begin on July 15, 2023 and continue through maturity. The note is secured by a second priority lien on the membership interest purchased by the Company and certain other assets related to the acquisition. The remaining principal due is $465,618, as of December 31, 2024. Accrued interest is $54,086 as of December 31, 2024. At December 31, 2023 the principal outstanding was $578,795 and accrued interest was $72,869. This note is currently in default.

On September 29, 2023, the Company issued a promissory note to the former members of RedGear, LLC as partial payment for the RedGear acquisition. During the year ended December 31, 2024 the note principal of $789,621, has been reduced to $0 and recognized as gain on debt extinguishment. (see note 19)

Schedule of promissory notes payable:

Period Ended:	Principal
March 31, 2025	$465,618
Totals	$465,618

NOTE 8 – DUE TO OFFICERS

$275,000 of compensation due to senior employees at RedGear has been recognized as gain on debt extinguishment during the year ending December 31, 2024 (see note 19). On December 27, 2024 under the terms of the Debt Cancellation Agreement the balance of $137,925 due to the CEO for advances to fund operations was settled for preferred stock to be designated and issued. The amounts due to officers at December 31, 2024 and 2023, were $0 and $309,725, respectively.

NOTE 9 – DUE TO AND FROM AFFILIATIATED COMPANYS

The balances as of December 31, 2024 and 2023, $0 and $1,570,253, respectively was due to affiliates. The affiliate is a private corporation controlled by the CEO which has funded operations for the operations since the corporate creation. On December 27, 2024 under the terms of the Debt Cancellation Agreement the balance of $2,303,025, was exchanged for preferred stock to be designated and issued.

NOTE 10 – DUE TO FINANCIAL INSTITUTIONS

The Company has taken loans from financial institutions in the form of sales of future receivables, had outstanding balance of principal (net of unamortized debt discounts) of $917,405 and $1,649,134 as of December 31, 2024 and 2023, respectively.

The Company, through its wholly owned subsidiary IND, engaged PIPE Technologies Inc. for financing. The financing arrangement was in the form of a sale of future revenues, whereby PIPE advanced a net amount of $613,800 on February 7, 2023, recorded on the books of the Company. On February 1, 2023, the Company recognized $59,520 as principal charged to interest expense related to the financing, also recorded on the books of the Company. The amount of $59,520 was deducted from the proceeds advanced. The total loan principal of $773,320 was recognized. From March 31, to September 30, 2023 the Company made monthly payments of $64,138 or $44,871, from October 31, to December 7, 2023. The total amount paid of $583,578 was applied to principal leaving a balance of $89,743, at December 31, 2024 and 2023.

The Company arranged a similar financing transaction with Fora Financial for which it received cash of $1,212,500 net of underwriting fees of $37,500 (treated as OID and amortized over the life of the loan). A total of $312,500 of interest charges were charged by the lender. Weekly payments of principal and interest totaling $31,250 were scheduled to be paid beginning March 7, 2023. At December 31, 2023 a total principal of $1,247,294, less unamortized discounts of $177,342 ($1,069,952 net for presentation) have been recognized as due to Fora. At December 31, 2024, the debt discount was fully amortized and the principal balance was $753,725.

On January 30, 2024, the Company arranged another financing (Future Sale of Receivables) with Fox Funding Group LLC for which it received cash of $287,705 net of underwriting fees of $12,295 (treated as OID and amortized over the life of the loan). A total of $105,000 of interest charges were charged by the lender. Weekly payments of principal and interest totaling $12,625, beginning February 2, 2024. At December 10, 2024, the debt discount was fully amortized and the principal balance was $65,937.

Choice Financial Group is owed $8,000 under a financial arrangement at December 31, 2024.

There was approximately $489,439 due to Mid Penn Bank under a line of credit, as of December 31, 2023. This financing is subject to a debt forgiveness agreement with Mid Penn which was settled in January 2024. During the year ended December 31, 2024, the debt was forgiven and the principal and accrued interest amounts were recognized as gain on debt extinguishment.

NOTE 11 – THIRD PARTY NOTES PAYABLE

	December 31, 2024	December 31, 2023
Note principal (net of debt discount)	$240,160	$202,206

The Company has issued various notes to investors to fund operations prior to the reverse merger on November 9, 2023. Below is basic information about each of these legacy financings.

During the year ended December 31, 2023, $17,910 of related party notes payable were reclassified to notes payable (third parties) as the former officer is not a related party. There is no interest due on the note. The principal balance is $17,910, at December 31, 2024.

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of December 31, 2024, accrued interest amounted to $17,484.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of December 31, 2024, accrued interest amounted to $13,814.

On March 27, 2017, the Company issued Craigstone Ltd. A promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of December 31, 2024, accrued interest amounted to $9,428.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of December 31, 2024, accrued interest amounted to $3,325.

On July 28, 2017, the Company issued Backenald Trading Ltd. A promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of December 31, 2024, principal and accrued interest amounted are $20,000 and $14,272, respectively.

On January 24, 2020, the Company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of December 31, 2024, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the Company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of December 31, 2024, the balance due on this note for principal and interest is $16,500 and $6,900, respectively.

On June 1, 2023, the Company issued a third party a promissory note in the principal amount of $40,675, bearing interest at the rate of 5% per annum, and maturing on June 1, 2024. During the year ending December 31, 2023, an additional $13,000 was advanced to the Company bringing the total principal due to $53,675 as of December 31, 2024.

At December 31, 2024, the Company was also indebted to a third party for a total of $24,656, for a non-interest-bearing note. This note was in default since December 30, 2015.

On May 20, 2024 the Company issued a promissory note to 1800 Diagonal Lending LLC for the principal amount of $149,500. A Company subsidiary received $125,000 in cash and authorized $5,000 to be paid to its attorney for legal services in conjunction with the note. OID of $19,500 and the legal expense are treated as debt discounts amortized over the term of the note, maturing March 30, 2025. The note carries 12% interest and has mandatory monthly payments of principal and accrued interest of $16,744. In the event of default, the note and unpaid accrued interest are fully convertible into common stock at a 35% discount to market price as defined in the note. The first payment was made on June 30, 2024. The principal balance and accrued interest were $44,899 and $0, at December 31, 2024.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Post Reverse Merger Issuances

On November 10, 2023, YCRM issued a convertible note payable, warrants to purchase to the Company’s common stock and Series D Preferred Shares to Trillium Partners, L.P. The convertible note has principal of $470,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. $436,000 was received as cash and $34,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $470,000 and $56,400 respectively.

On December 1, 2023, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on August 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. The note was determined to include an embedded derivative which has been bifurcated and included in derivative liabilities. At December 31, 2024 the principal and accrued interest are $15,000 and $1,953, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On January 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on September 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $15,000 and $1,800, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On January 11, 2024, YCRM issued a convertible note payable and 163,333,333 warrants (exercisable at $0.001) to purchase to the Company’s common to Trillium Partners, L.P. The convertible note has principal of $539,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.001 or 50% of the lowest traded price during the thirty days prior to conversion. $490,000 was received as cash and $49,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $539,000 and $26,908, respectively.

On February 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $10,000 and $1,098, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On March 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $10,000 and $1,003, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On April 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on December 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $10,000 and $901, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On April 3, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $135,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 18,939,394 shares of common stock for $0.0003 (subject to certain specified adjustments) for a period of seven years from the date of issuance. At December 31, 2024 the principal and accrued interest are $135,000 and $12,072, respectively.

On May 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on January 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $10,000 and $802 respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder

On May 31, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $60,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 9,000,000 shares of common stock for $0.0066 (subject to certain specified adjustments) for a period of seven years from the date of issuance. At December 31, 2024 the principal and accrued interest are $60,000 and $4,221, respectively.

On June 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on February 28, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $10,000 and $700, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On July 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on March 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $10,000, and $602, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On August 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on April 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $10,000 and $500, respectively.

On September 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $10,000, and $398, respectively.

On October 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on June 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $10,000, and $299, respectively.

On November 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on July 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $10,000, and $197, respectively.

On December 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on August 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At December 31, 2024 the principal and accrued interest are $10,000, and $99, respectively.

NOTE 13 – SMALL BUSINESS LOANS PAYABLE

The Company’s subsidiary ReachOut Technology Corporation assumed two SBA notes payable originally issued by RedGear, as part of the acquisition. The first note was issued May 26, 2020 for $150,000, matures in thirty years and bears interest at 3.75%. The note principal and accrued interest at December 31, 2023 are $150,000 and $20,250, respectively. The second note was issued November 22, 2021, for $273,500, matures in thirty years and bears interest at 3.75%. During the year ended December 31, 2024, payments commenced for monthly interest: however, on September 30, 2024, the principal was reduced to $0 and recognizedas a gain on debt extinguishment (based on the terms of the RedGear LLC membership acquisition agreement, see note 19).

NOTE 14 – OFFICER LIFE INSURANCE PREMIUMS PAYABLE

On October 1, 2022, the Company committed to paying life insurance with the sellers of the membership interest in Innovative Network Designs LLC. The total amount of the liability was $3,150,000 to be paid in equal installments of $450,000 over seven years. The current portion due is $900,000 and the non-current portion due is $1,800,000, as of December 31, 2024.

Year Ended December 31:	Insurance Premiums Due
2024	450,000
2025	450,000
2026	450,000
2027 - 2029	1,350,000
Total	$2,700,000

NOTE 15 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2024, the Company and a private company controlled by the CEO shared services and customer responsibilities. The private company provides low level technical assistance to clients of both companies using the infrastructure of the private company. The Company provides higher levels of technical support for clients of both companies with employees of the Company using the technical infrastructure of the private company (hardware and software). As such the Company invoiced the private company $878,535 recorded as revenue for services provided. The private company billed the Company $547,155 for services provided to the Company which were recorded as a component of cost of goods sold. Aggregate gross margin from these revenue and costs transactions are the same levels of gross margin from services provided solely by the Company to its customer base.

During the years ended December 31, 2022 and 2021, the Company’s CEO advanced the Company funds for operating expenses. At December 31, 2024 and December 31, 2023, the outstanding balances owed were settled for preferred stock to be designated and issued and $132,225, respectively and presented as Due to Officers. No interest is due on this informal arrangement.

During the years ended December 31, 2023 and 2022, an entity controlled by the CEO advanced (net of repayments) the Company $887,854 and $619,399, respectively. During the year ended December 31, 2024, the Company repaid $186,585, net of advances. The Company used the funds to pay various operating expenses. The balance due was $1,499,568 at December 27, 2024, was settled for a commitment to issue a to be designated and issues convertible preferred stock.

During the year ended December 31, 2022, the Company issued notes to former owners of the membership interest in Innovative Network Designs, LLC (now ReachOut IND) and committed to purchase universal life insurance for officers of ReachOut IND. The notes issued were a term promissory note for $1,175,000 and an amortizing promissory note for $868,193, the commitment to purchase life insurance totaled $3,150,000. At December 31, 2024, the term note, amortizing note and liability for the life insurance are $1,175,000, $465,618 and $2,700,000, respectively.

During the year ended December 31, 2023, the Company issued notes totaling $1,314,787 to the former owners of the membership interest in RedGear, LLC and paid cash of $1,249,248. Following the contractual terms of the purchase agreement the note principal (right to set-off) was reduced to $789,261 during the year ended December 31, 2023. The full principal was reclassified as gain on debt extinguishment as of December 31, 2024. (see note 19)

Compensation due to former officers of RedGear amounts to $275,000 and $137,500, respectively at December 31, 2024 and December 31, 2023. During the year ended September $275,000 was reclassified to gain on debt extinguishment, based on the terms of the employment agreements and misrepresentations made in the Membership Interest Purchase Agreement (see note 19).

RedGear is obligated under office leases to a company controlled by the former owners of the RedGear membership interests. The office space is in two locations in the city of El Paso, Texas and covers approximately 10,000 square feet in total. The remaining liability as calculated for the right to use asset (under ASC 842) of $385,317, was written off against the related ROU due to the termination notification received during the year ended December 31, 2024.

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

During the year ended December 31, 2023 and 2022, the Company paid Robert C. Bohorad, President and CEO, $7,000 and $22,000 for compensation, respectively. During the year ended December 31, 2023, Mr. Bohorad forgave $53,000 of accrued compensation and the balance of $30,000, was paid by June 30, 2024. Mr. Bohorad was paid $60,000 through December 31, 2024 of which $20,000 is recognized as accrued expense.

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

As of December 31, 2024, the Company has preferred stock to be issued in the amount of $357,022, following conversions to 50,000,000 common shares. Based on the terms of the Agreement as of December 31, 2024, the preferred Series A can be converted at $0.00035 per share, into 1,020,062,029 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown number of preferred shares to be issued and the preferred shares are convertible at the option of the holder, the Company determined that the shares to be issued shall be treated as temporary equity.

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

Using a Black-Scholes model the preferred Series C stock was valued at $2,910,984 and $291,186 was charged to stock compensation for service providers and $2,620,673 was charged to investment in ReachOut. The accrued dividend of 2% of the stated value ($3.00 per share) was calculated to be $532,055, for the year ended December 31, 2024, for the year ended December 31, 2023, $71,233 was accrued for dividends

Series D Preferred Stock

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

Using a Black-Scholes model the preferred Series D stock was valued at $475,693 and was charged to acquisition costs and deferred financing to was fully amortized at December 31, 2023. The accrued dividend of 2% of the stated value ($1.00 per share) was calculated to be $16,440 for the year ended December 31, 2024. For the year ended December 31, 2023, $5,616 was accrued for dividends

Obligations to Issue Newly Designated Series of Preferred Stock

The total obligation to issue newly designated convertible preferred shares is $2,448,038 at December 31, 2024. The obligation is outlined below.

Under the terms of the Singer Asset Purchase Agreement outlined above, the Company is obligated to designate a new series of preferred stock having a conversion feature of one share of the to be designated preferred stock for one share of restricted common stock. The total value of this series of to be designated and issued preferred stock is $7,088

The obligation is recorded as stock to be issued at fair market value of the common stock on the grant date.

On December 27, 2024 the board of directors approved the Debt Cancellation and Exchange Agreement in satisfaction of liabilities owed to the CEO and a private company he controlled for an aggregate amount of $2,440,950, and authorized the creation of a new series of preferred stock to be issued to First Portfolio Management LLC.

The proposed Certificate of Designation authorizes the new shares of which 2,440,950 are to be issued to First Portfolio Management LLC. The shares have a par value of $0.0001 and a stated value of $1.00. The stock has a 2% annual dividend on the aggregate stated value of $2,440,950, each share is convertible into 385 common shares of stock. The dividend is payable quarterly in either cash or shares of the same series of preferred. The new preferred stock will rank senior to all other preferred stock in liquidation.

Common Stock

On December 31, 2024 and December 31, 2023, the Company had 2,500,000,000 and 2,500,000,000 shares of common stock authorized respectively. There were 384,088,943 and 349,488,710 common shares of stock outstanding on December 31, 2024 and December 31, 2023, respectively.

On May 15, 2024, a convertible note holder was issued 34,600,233 shares of common stock in conversion of $8,035 of accrued interest and professional fees related to the conversion of $2,345.

During the year ended December 31, 2024, 191,272,727 warrants for common stock were issued, having a seven-year period during which the warrants can be exercised at $0.001 per share were issued to investors. The warrants have been valued at $475,838 and were charged to loss on issuance.

The Company has charged the dividends on Series C and D preferred stock to accumulated deficit ($548,496).

Warrants Issued

For the year ended December 31, 2024 and year ended December 31, 2023, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2023	142,424,186	$0.0003	6.12	$0.001	$284,848
Issued and exercisable during the year ended December 31, 2024	191,272,727	0.0012	6.33	0.0018	206,527
Outstanding and exercisable at December 31, 2024	333,696,913	$0.0004	6.24	$0.0078	$491,376

All warrants were issued as an incentive to an investor for future investment.

Stock Options Issued

For the year ended December 31, 2024 and the year ended December 31, 2023, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2023	611,214	$1.00	9.75	$0.004	$2,750
Issued during the year ended December 31, 2024	-	-	-	-	-
Outstanding and exercisable at December 31, 2024	611,214	$1.00	9.25	$0.004	$2,750

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

As of December 31, 2024, the Company has net operating loss carryforwards of approximately $14,228,656 to reduce future taxable income. A valuation allowance for the entire amount of deferred tax assets has been established as of December 31, 2024 and 2023. Additionally, due to the change in control of the Company, the net operating loss carryforwards may be impaired.

A reconciliation of the provision for income taxes at the federal and state statutory rates of 21% and 2% - 11.5% respectively to the Company’s provision for income tax is as follows:

	Year Ended December 31,
	2024	2023
U.S. Federal (tax benefit) provision at statutory rate	$1,180,528	$(4,601,911)
State (tax benefit) income taxes, net of federal benefit	121,629	(1,805,326)
Permanent differences	(1,914,237)	5,432,293
Temporary differences	81,046	-
Changes in valuation allowance	531,034	974,944
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	Year Ended December 31,
	2024	2023
Deferred Tax Assets
Net operating losses	1,524,200	1,524,200
Total deferred tax assets	2,055,234	1,524,200
Valuation allowance	(2,055,234)	(1,524,200)
Net deferred tax assets	-	-

Deferred Tax Liabilities
Total deferred tax liabilities	-	-
Net deferred tax	$-	$-

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets in the U.S. can be realized as of December 31, 2024 and 2023, accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.

The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses are subject to tax authority adjustment upon examination.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Legal Matters

IND - Purchase Dispute

On December 10, 2024, IND Holding, Inc. filed a lawsuit in the United States District Court for the District of Delaware against ReachOut Technology NE Holdings, LLC and ReachOut Technology Corp., alleging breach of contract related to a prior acquisition. The Company promptly filed a Motion to Dismiss on the grounds that the claims were brought in an improper venue and are contractually barred. In opposition, Plaintiff made a conditional request to amend—only if the motion were granted against them—then declined the Company’s offer to amend voluntarily before a ruling. The Company’s reply brief notified the Court of this refusal, and the matter is currently awaiting a decision. Management believes the case is procedurally and substantively flawed, expects dismissal, and does not view this matter as having any material impact on its financial position, results of operations, or strategic plans.

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

While the Company is working with legal counsel to minimize the impact to the business, the exit of the Defendants has led to a material reduction in RedGear business customers and revenue Existing customers are being served through IND and will be offered new service agreements to replace legacy agreements under the RedGear name.

Settlements

Fox Funding Group LLC – Settlement Agreement

On December 19, 2024, the Company’s subsidiaries reached an agreement through arbitration with Fox Funding Group LLC (“Fox”) to settle its liability having a net carrying value of $265,781 owed due to a financing arrangement provided by Fox, for total payments of $200,000. The Company is to arrange the release of $134,063 of receivables collected by its lockbox provider PAYA. And make twelve monthly payments totaling $65,937 by December 31, 2025 in full settlement of the liability. The Company recognized a gain on debt extinguishment for the difference of the amounts paid and to be paid totaling $200,000 and the December 31, 2024 principal amount of the loan, $316,406. The gain of $116,406 was recognized upon payment of $134,063.

Other Contingencies

Tax Levy

In October, 2024, the Texas Comptroller’s office placed a hold on RedGear’s Chase and GECU bank accounts. As of December 16, 2024, the amount of the hold is $234,378.22. This hold is due to a sales audit conducted by the Texas Comptroller’s office from November, 2019 through April, 2023, which is prior to ReachOut Technology’s acquisition of RedGear’s in October, 2023. Additionally, the last extension to the audit was signed by the previous owners of Red Gear on September 8, 2023, less than a month prior to closing the transaction. This audit was not disclosed in the purchase agreement and violated the Representations and Warranties made by the sellers. This matter has been added to ReachOut’s lawsuit filed against the previous owners. The potential liability has been recognized by the Company as of December 31, 2024.

Fora Financial – Negotiation

The Company through its representative is in negotiation with Fora Financial (“Fora”) to settle it obligation under a sale of future accounts receivable having a carrying value of $753,275 as of December 31, 2024.

Default on Loan – PIPE Technologies Inc.

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

RedGear Vehicles and Related Loans

RedGear had a number of service technician vehicles purchased over several years. Most of the vehicles have financing loans. The company has sold several of the vehicles and paid off the loans associated. The Company also stopped servicing some of the loans where the liability was greater than the value of the asset when the office facilities under lease were abandoned following terminations in July 2024. The Company, through its legal counsel, is in negotiation with the lenders to surrender the vehicles under favorable terms with those lenders. The former members of RedGear had personally guaranteed the loans and given the scheduled mediation for misrepresentation of liabilities and other violations of the purchase agreement (RedGear Membership Interest Purchase Agreement) the primary obligor for these liabilities is in question.

Lease Obligations

Effective October 2020, the ReachOut’s subsidiary (RedGear, LLC) renewed the lease for the principal offices at 123 West Mills Avenue, El Paso, Texas. The lease extends through September 30, 2025, for $1,350.20 per month with annual escalation of 2%. The liability and Right of Use Asset was recognized for $61,590. Effective during the year ended December 31, 2024 the remaining liability of $10,736, was derecognized, along with the related Right of Use Asset.

Effective October 29, 2021, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 3636 North Central Avenue, Phoenix, Arizona. The lease extends through October 31, 2025, for $3,224.83 per month with annual escalation of 3%. The liability and Right of Use Asset was recognized for $125,364. The liability and the Right of Use Asset were $33,242, and $31,730, respectively at December 31, 2024.

Effective September 29, 2023, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 10033 Carnegie Avenue, El Paso, Texas. The lease extends through September 28, 2028, for $5,018.00 per month with annual escalation of 3%. The liability and Right of Use Asset was recognized for $232,940. The lessor is considered a related party (see note 15). Effective during the year ended December 31, 2024 the remaining liability of $216,661, was derecognized, along with the related Right of Use Asset.

Effective September 29, 2023, the ReachOut’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 6713 Viscount Blvd. El Paso, Texas. The lease extends through September 28, 2028, for $3,600.00 per month with annual escalation of 5%. The liability and Right of Use Asset was recognized for $173,076. The lessor is considered a related party (see note 15). Effective during the year ended December 31, 2024 the remaining liability of $118,656, was derecognized, along with the related Right of Use Asset.

On May 1, 2021, the ReachOut’s subsidiary IND entered into a sublease for its office in Whippany, NJ for a term commencing on June 1, 2021 extending through February 28, 2025 at an initial monthly rent of approximately $4,847. The liability and Right of Use Asset was recognized for $174,076. The sublease is only renewable under the condition that the sublandlord renews its lease, therefore no subsequent extension is considered in the lease Right of Use Asset or the related lease liability beyond the initial term. The balance of the lease liability ($12,322) and the Right of Use Asset were derecognized upon settlement with the sublandlord during the year ended December 31, 2024

The Company recognized an initial right-of-use assets of and a related lease liabilities of $767,068, which represents the fair value of the lease payments calculated as present value of the minimum lease payments using a discount rate of 12.9% on date of the lease execution in accordance with ASC 842. The asset and liability will have been derecognized as outline above.

The offices for ReachOut are shared with a related party ReachOut IL (an S corporation), under an arrangement that is not formalized.

Right of use asset (ROU) is summarized below:

	December 31, 2024	December 31, 2023
Operating lease at inception	$767,068	$767,068
Less accumulated reduction (includes termination write-off)	(735,338)	(248,101)
Balance ROU asset	$31,730	$518,968

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception	$767,068	$767,068
Reduction of lease liabilities (includes termination write-off)	(733,826)	(248,147)
Total lease liabilities	$33,242	$518,920
Less: current portion	(33,242)	(171,316)
Lease liabilities, non-current	$-	$347,605

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$33,242	$707,347
Discount to fair value	-	(188,427)
Total lease liability	$33,242	$518,920

The future minimum lease payments under non-cancellable operating leases at December 31, 2024, total $33,242.

For the year ended December 31, 2024 rent expense was for was $125,587.

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

On December 1, 2023, the Company entered into a service agreement with Frondeur Partners LLC (“Frondeur”). Frondeur will provide accounting, reporting and consulting services on a monthly basis. On December 1, 2023, the Company executed a corporate services agreement with Frondeur Partners LLC a Nevada limited liability company. Under the terms of the agreement the Company will receive accounting and reporting services. As compensation Frondeur will receive monthly payments of $5,000 in cash and a convertible promissory note for $10,000. The notes are convertible into the Company’s common stock at a 50% discount to the market price (defined in the notes). As of the date of issuance of this report the Company has issued thirteen such notes (December 1, 2023 through December 31, 2024), which are accounted for as notes with embedded derivatives to be bifurcated and recognized as derivative liabilities.

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Sale of Subsidiaries

On March 31, 2025, the Company entered into a transaction selling its wholly owned subsidiary ReachOut Technology Corp. (ReachOut) to an unrelated third party. ReachOut owns Innovative Network Design LLC and RedGear LLC. The purpose for the business disposition is a financial restructuring Which provides a relief of liabilities totaling $8,007,507 and assets of $539,558 as of December 31, 2024. ReachOut had consolidated gross profit of $2,975,181, total operating expenses of $8,316,805 (including impairment charges of $3,464,930). Management does not believe that revenue from operations arising from customers be materially less than current reported revenues for the year ending December 31, 2025. Management also believes that cost of sales and gross margins will improve (restructuring and streamlining customer service) over the year ending December 31, 2024. Management determined that this sale transaction was not a discontinuance of operations as there is no change of strategic shift (operations post sale will be substantially the same as pre-sale), rather it is a restructuring and streamlining operations. Management did not opt for a held for sale accounting treatment at December 31, 2024 as the transaction was not contemplated at that date. The sale consideration was $1.00. Any gain due to derecognition of the net liabilities will be offset by the derecognition of the investment in in subsidiaries of $8,056,702 The probable loss on disposition will be between $50,000 and $100,000. The sale and any attendant losses or gains will be reflected in the quarterly report (Form 10Q) as of March 31, 2025.

Default on RedGear Purchase Note

The note issued to former members of RedGear matured on March 31, 2025, and therefore it is technically in default.

Securities Issued

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

On February 1, 2025, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date.

On March 1, 2025, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date.

On April 1, 2025, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on December 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2024, these disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2024, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2024, our internal control over financial reporting was not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

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

Name	Age	Position(s)
Richard Jordan	45	Chairman, Chief Executive Officer, President, Secretary and Treasurer
Kevin Harrington	66	Director
Kingsley Charles	58	Director

Rick Jordan, Chairman, Chief Executive Officer, President, Secretary and Treasurer

Rick Jordan, age 45, the CEO and Founder of ReachOut Technology, is a model of resilience, vision, and expertise in the cybersecurity and entrepreneurial arenas. His journey with ReachOut Technology, from its inception during a challenging personal and economic period to its evolution into a publicly held industry leader, is a true embodiment of the American dream. Rick has shaped his path through unwavering perseverance, a relentless ‘never-quit’ attitude.

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

Kevin Harrington, Director

Kevin Harrington, age 66, is a Director of ReachOut Technology, a globally acclaimed entrepreneur and a pioneer in the realms of business and direct marketing, serves as a distinguished member of the Board of Directors at ReachOut Technology. His tenure at ReachOut Technology is marked by strategic guidance and visionary leadership, leveraging over four decades of entrepreneurial and investment expertise.

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

Kingsley Charles, Director

Kingsley Charles, age 58, Director of ReachOut Technology, brings to the Board of Directors of a rich tapestry of experience in business and financial consultancy, honed over more than fifteen years of dedicated service. His career is distinguished by his extensive work with a diverse range of private firms, regional entrepreneurs, and small business owners across the United States.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and 10% or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2024, we believe all necessary forms have been filed.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Jordan	2024	$0	$0	$0	$0	$0	$0	$0	$0
President, CEO & Chairman	2023	$0	$0	$0	$0	$0	$0	$0	$0

Everett M. Dickson	2024	$0	$0	$0	$0	$0	$0	$0	$0
Former Chairman	2023	$0	$0	$0	$0	$0	$0	$0	$0

Robert C. Bohorad	2024	$63,710	$0	$0	$0	$0	$0	$0	$63,710
Former President and CEO	2023	$50,000	$0	$0	$0	$0	$0	$0	$50,000

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

During the periods ending December 31, 2024, the company’s directors, Richard Jordan, Kevin Harrington, and Kingsley Charles, received no compensation for director services.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2024.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2024, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2024, Richard Jordan was owed $50,000 in accrued compensation and Robert C. Bohorad owed $35,000 in accrued compensation.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended December 31, 2024 and 2023 amounted to $47,500 and $67,500, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2024 and 2023 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended December 31, 2024 and 2023 was $0.

All Other Fees

During the fiscal years ended December 31, 2024 and 2023, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Yuengling’s Ice Cream Corporation

Name	Title	Date

/s/ Richard Jordan	President and Chief Executive Officer	April 15, 2025
Richard Jordan