Form 10-Q
period 2025-03-31
Yuenglings Ice Cream Corp
filed 2025-05-20
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2025

or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $756,108

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of May 20, 2025 there, were 482,555,610 shares of common stock outstanding.

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

ii

Use of Social Media

The Company does use social media channels as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Accordingly, investors and others should monitor the following accounts in addition to reviewing the Company’s SEC filings, press releases, and official website:

Parent Company (YCRM):

Twitter: @FrequencyHub

Subsidiary – ReachOut

Twitter: @ReachOutIT

LinkedIn: linkedin.com/company/reachoutit

CEO (Richard “Rick” Jordan):

Twitter: @mrrickjordan

LinkedIn: linkedin.com/in/mrrickjordan

The Company will also continue to use traditional channels, including press releases and filings with the SEC, to publicly disclose material information as required.

iii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YUENGLING’S ICE CREAM CORPORATION

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$-	$275,292
Accounts receivable	-	164,549
Prepaid expenses	-	60,487
Loans to related parties	-	-
Inventory	-	-
Total Current Assets	-	500,328

Other Assets:
Deposits	-	-
Furniture and fixed assets, net	-	7,500
Goodwill	-	-
Right of use asset	-	31,730
Total non-current assets	-	39,230
Total Assets	$-	$539,558
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$357,068	$2,998,445
Accrued interest	$242,563	$-
Deferred Revenues	-	-
Due to officers	-	-
Due to Affiliate	29,393	-
Due to financial institutions	-	917,405
Seller notes and loans payable, related parties current	-	465,618
SBA loan payable	-	-
Vehicle and equipment loans	-	-
Term note payable, related parties	-	1,175,000
Other loans and notes payable	333,722	240,160
Officer life insurance liability, current portion	-	900,000
Convertible notes payable, third parties, net of put premiums	1,180,226	954,907
Derivative liability	5,903,488	5,786,478
Lease liability, current portion	-	33,242
Equipment lease, current	-	-
Total Current Liabilities	8,046,460	13,471,255

Non-Current Liabilities:
Seller notes payable, non-current portion related parties	-	-
Convertible notes payable, third parties, net of discounts	-	-
Officer life insurance premium, non-current portion	-	1,800,000
Dividend payable, preferred stock Series C & D	760,960	625,344
Equipment lease, non-current	-	-
Lease liability, non-current portion	-	-
Total Non-Current Liabilities	760,960	2,425,344
Total Liabilities	$8,807,420	$15,896,599

Commitments and contingencies	-	-

Temporary Equity - Preferred Series A stock to be issued	357,022	357,022

Stockholders’ Deficit:
Common stock to be issued	37,088	65,000
Preferred stock to be issued	2,440,950	2,448,038
Preferred stock, Series A; par value $0.0001; 10,000,000 shares authorized, 475,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	48	48
Preferred stock, Series C and D, par value $0.0001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	1,000	1,000
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 439,105,610 and 384,088,943 shares issued and outstanding at March 31, 2025 and December 31, 2024	439,106	384,089
Additional paid in capital	2,336,592	2,247,549
Accumulated deficit	(14,419,225)	(20,859,786)
Total Stockholders’ Deficit	(9,164,441)	(15,714,062)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$539,558

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2025	2024
Revenue	$413,312	$2,097,229
Cost of goods sold	8,171	1,045,439
Gross profit	405,141	1,051,790

Operating Expenses:
Impairment loss	3,505,069	2,117,502
General and administrative expenses	21,588	308,612
Stock compensation	-	-
Compensation	832,121	900,474
Professional fees	260,275	335,258
Total operating expenses	4,619,052	3,661,846

Loss from operations	(4,213,911)	(2,610,056)

Other income (expense):
Other (losses)/gains	-	-
Gain (loss) on disposal	11,233,944	-
Derivative: expense, gains and (losses) from issuances	(142,362)	(16,613,323)
Derivative: expense, gains and (losses) upon conversion	(111,473)	-
Changes in fair market value	65,380	9,418,088
Gain on debt extinguishment	-	1,170,433
Interest expense	(290,401)	(387,851)
Total other income (expense)	10,755,088	(6,412,653)

Income (loss) before provision for income tax	6,541,177	(9,022,709)
Provision for income tax	-	-
Net Income (loss)	$6,541,177	$(9,022,709)

Preferred Dividends	-	-
Net income (loss) available to common shareholders	-	-

Basic and Diluted loss per share	$0.02	$(0.03)
Basic and Diluted weighted average shares	392,368,943	349,488,710

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Series A Preferred Stock		Series C & D Preferred Stock		Common Stock		To Be Issued Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance at December 31, 2024	475,000	$48	10,000,000	$1,000	384,088,943	$384,089	$2,513,038	$2,247,549	$(20,859,786)	$(15,714,062)

Sale of ReachOut including obligation to issue shares	-	-	-	-	-	-	(35,000)	-	-	(35,000)

Retained earnings effect of sale of ReachOut	-	-	-	-	-	-	-	-	-	-

Loss on Conversion	-	-	-	-	-	-	-	111,473	-	111,473

Conversion of convertible note interest to common stock	-	-	-	-	55,016,667	55,017	-	(37,402)	-	17,615

Warrants issued to investors	-	-	-	-	-	-	-	14,972	-	14,972

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(135,616)	(135,616)

Net income (loss) for three months ending March 31, 2025	-	-	-	-	-	-	-	-	6,541,177	6,541,177

Balance at March 31, 2025	475,000	$48	10,000,000	$1,000	439,105,610	$439,106	$2,478,038	$2,336,592	$(14,419,225)	$(9,164,441)

The accompanying notes are an integral part of these consolidated financial statements.

YUENGLING’S ICE CREAM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)	$6,541,177	$(9,022,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization & depreciation	-	19,285
Amortization of debt discounts	236,380	273,274
Other gains and losses	(11,233,944)	-
Investment write off	3,505,069	-
Derivative expense	142,362	16,613,323
Loss on conversion of liability to common stock	111,473
Changes in fair market value of derivatives	(65,380)	(9,418,088)
Affiliate funding of expenses	35,806	-
Gain on extinguishment		(1,170,433)
Fee notes issued	30,000	35,000
Intangibles impairment		2,117,502
Changes in assets and liabilities:
Accounts receivable	-	(28,512)
Prepaids and Other	-	202,129
A/P and accrued liabilities	272,278	173,442
Equipment lease	-	(11,076)
Right of use asset net of liability	(1,512)	1,838
Customer deposits	-	(50,706)
Other current liabilities	-	97,500
NET CASH USED IN OPERATING ACTIVITIES	(426,292)	(168,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets acquired	-	(53,896)
NET CASH USED IN INVESTING ACTIVITIES	-	(53,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Fox loan	-	287,705
Repayments Fox loan	-	(92,295)
Repayment of Fora loan		(270,452)
Repayments seller notes	-	(113,177)
Proceeds from note issued	126,000
New vehicle loan	-	53,896
Repayments vehicle loans	-	(17,775)
Repayments of affiliate advances	-	(83,267)
Proceeds – convertible notes payable	25,000	490,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	151,000	254,635

EFFECT OF EXCHANGE RATE CHANGES ON CASH

NET INCREASE (DECREASE) IN CASH	(275,292)	37,508

CASH BEGINNING OF YEAR	275,292	360,673

CASH END OF YEAR	$-	$393,181

Cash paid during the period for Interest	$62,682	$41,050

Income taxes	-	-

Supplemental Disclosure of Non-Cash Activity:
Debt discounts	$799,000	$574,000
Preferred stock dividends	$135,616	$137,124
Conversion of accrued interest and conversion expenses	$14,401	$-
Convertible preferred shares to be issued - Singer	$(35,000)	$-

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

In November 2023, YCRM completed its acquisition of ReachOut Technology Corp. (“ReachOut”). ReachOut is a Managed Service Provider (MSP) that provides cybersecurity and IT services to Small to Medium Sized Businesses (SMBs). Management is highly experienced with business operation as well as acquisition and integration. After the closing of the ReachOut transaction, the Company agreed to assign the ice cream assets to Mid Penn Bank in return for the cancellation of the bank debt. The Company also ceased its Aureus Micro Markets operations at the time the ReachOut agreement was signed.

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

ReachOut Corp. Acquisition - Innovative Network Designs LLC

Innovative Network Designs LLC (“IND”) is a New Jersey limited liability company and ReachOut acquired 100% of the member’s interest of IND in exchange for cash, notes payable, commitment to purchase universal life insurance policies for the principals and 500,000 restricted shares of ReachOut’s common stock. The transactions were deemed to be a business combinations and applied acquisition accounting under ASC 805.

Operations of Innovative Network Designs LLC - New Jersey

IND provides information technology services. IND offers cybersecurity, risk assessment, network security, cloud performance, remote management, migration support, and monitoring solutions for businesses, as well as provides consulting and maintenance services. IND serves clients in the States of New York, New Jersey, and Pennsylvania. IND can either manage and support a client’s entire technology infrastructure, or complement to the existing internal IT personnel. IND’s unique service model is designed to reduce client costs, increase client profits and mitigate client’s business risks.

ReachOut Corp. Acquisition - Red Gear LLC

ReachOut entered into a Membership Interest Purchase Agreement on September 29, 2023 with RedGear, LLC, (“RedGear”) a Texas limited liability company and acquired 100% of the members’ interest of RedGear, in exchange for cash, a note payable and the assumption of certain liabilities of RedGear. The transaction was deemed to be a business combination and applied acquisition accounting under ASC 805. Upon closing October 2, 2023, the total value of the consideration given for the purchase was $3,025,249 The purchase price was allocated to net tangible assets of $54,006 with the balance of $2,510,0291 allocated to goodwill, which is not amortized to expense. ReachOut hired an independent accounting firm to validate the Adjusted EBITDA (as defined in the closing documents). The results of the validation resulted in a purchase price adjustment reducing goodwill to $2,117,502. During the three months ended March 31, 2024, the Company determined that the goodwill was fully impaired and charged to loss to operating expenses.

Operations of RedGear LLC – Texas and Arizona

RedGear provides professional technology services, structured cabling, equipment, and consulting in the Southwest US region. RedGear’s entire culture is built around supporting business infrastructures, while building relationships and delivering an exceptional customer service experience and always keeping customers’ best interest a top priority. RedGear has built its success by reputation, quality of work, professionalism, and always being there for clients every step of the way whenever needed. RedGear’s services, certifications, experience, and expertise cover the entire spectrum of Information Technology that no other regional technology service provider can match.

These are pre-acquisition descriptions. Post-acquisition, ReachOut Technology Corp. will re-brand its subsidiaries to ReachOut, add any unique revenue streams to ReachOut’s portfolio and standardize program offerings.

On March 31, 2025, the Company assigned ReachOut Technology Corp. to a third party for a nominal amount. It was also determined that the client service sharing with the CEO’s privately owned corporation will be formally transferred into a newly created subsidiary of the Company. This transfer will bring a higher level of revenues than did ReachOut Technology Corp’s subsidiaries did in the three months ended March 31, 2025.

NOTE 2 – GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt and the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net income of $6,541,177, for the three months ended March 31, 2025, and has incurred negative cash flows from operations for the period. As of March 31, 2025, the working capital deficit, stockholders’ deficit, and accumulated deficit was $8,046,460, $9,164,441 and $14,419,225 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition, and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, YIC Acquisitions Corp., ReachOut (and its subsidiaries). All material intercompany transactions and balances have been eliminated upon consolidation. ReachOut’s wholly-owned subsidiaries, ReachOut IND and RedGear were acquired on September 2, 2022 (purchase of 100% of the membership interests) and on October 2, 2023 (purchase of 100% of the membership interests) respectively, the operations, assets and liabilities have been consolidated into the ReachOut. Company.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At March 31, 2025 and 2024, all of the Company’s cash and cash equivalents were held at accredited financial institutions. As of March 31, 2025, the Company had $0 in excess of insured amounts at financial institutions.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of year or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2025 or December 31, 2024.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2025. These reclassifications did not have any effect on the results of operations.

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

Deferred Financing Costs

Any unamortized deferred financing costs related to the Company borrowings are presented in the consolidated balance sheets as a direct deduction from the related debt. As of March 31, 2025, there are no unamortized deferred financing fees recognized. Amortization of such costs is reported as interest and financing costs included in the consolidated statement of operations.

Inventory

Inventory is stated at the lower of cost and net realizable value on a first-in, first-out basis. Cost is principally determined using the last-in, first-out (LIFO) method. The Company periodically assesses if any of the inventory has expired or if the value has fallen below cost. When this occurs, the Company recognizes an expense for inventory write down. Total inventories at March 31, 2025 and December 31, 2024 were $0 and $0, respectively. Inventory consists of technology-related equipment purchased for customers having contractual obligations to pay for the equipment upon delivery. In general the components are awaiting delivery and installation stored at the Company’s local office facilities.

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

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. The total potentially dilutive shares calculated is 6,341,696,612 at March 31, 2025. As of March 31, 2025: there are obligations to issue Series A Preferred Stock which are convertible into 1,020,062,029 shares of common stock; the Series A Preferred shares outstanding convertible into 699,082,277 of common shares; the Series C Preferred shares outstanding may convert into 2,446,420,970 common shares; the Series D Preferred shares outstanding may convert into 49,926,959 common shares; there are 1,050,000 common share equivalents for a new class of preferred stock to be issued; the warrants outstanding my convert into 363,696,913 common shares; and there are 1,734,354,822 potentially dilutive shares arising from the conversion value of the convertible notes payable. Options outstanding may be exercised into 611,214 common shares. It should be noted that contractually the limitations on obligation to convertible notes, the various preferred series and warrant holders that limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s Chairman of the Board of Directors holds a control block of Series A Preferred Stock which confers upon him a majority vote in all Company matters including authorization of additional common shares or to reverse split the stock. As of March 31, 2025, and 2024, potentially dilutive securities consisted of the following:

	March 31, 2025	March 31, 2024
Series A Preferred Stock Payable	1,020,062,029	1,020,062,029
Series A Preferred Stock outstanding	699,082,277	699,082,277
Series C Preferred Stock outstanding	2,446,420,970	2,446,420,970
Series D Preferred Stock outstanding	49,926,959	49,926,959
New Series of Preferred Stock to be issued	1,050,000	-
Warrants	363,696,913	305,757,519
Third party convertible debt	1,734,354,822	3,363,333,333
Common shares to be issued	26,491,429	3,452,434
Common stock options	611,214	611,214
Total	6,341,696,612	7,888,646,735

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

The table below classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2025 and December 31, 2024.

	At March 31, 2025			At December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	-	-	$3,950,500	-	-	$5,786,478

A roll-forward of the level 3 valuation financial instruments is as follows

Derivative Liabilities
Balance at December 31, 2024	$5,786,478
Charged to derivative expense upon issuance of related note	142,362
Classified as initial debt discount upon issuance of related note	40,028
Fair Value adjustments - convertible notes	(65,380)
Balance at March 31, 2025	$5,903,488

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the year ended March 31, 2025 is as follows:

Inputs	March 31, 2025
Stock price	$0.0014
Conversion price (note below)	$0.0001 to 0.0007
Volatility (annual)	270%
Risk-free rate	5.00%
Dividend rate	-
Years to maturity	.5

$111,473 was charged to loss on conversion of liability due to conversion of accrued interest and related expenses for the issuance of common stock during the three months ended March 31, 2025. The charge was credited to additional paid in capital.

An additional $14,972 was charged to derivative expense upon issuance of warrants to an investor, during the three months ended March 31, 2025. This charge to derivative expense was credited to additional paid in capital.

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

For the three months ended March 31, 2025 and the year ended December 31, 2024, the Company deferred revenue of $0. The deferral of revenue is based on management’s determination that services or goods have not been provided to the customers as of the reporting date and therefore the revenue is unearned.

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

The Company manages its operating income on a regional basis at the present time. Revenue recognized for the Northeast region was $413,312, and $0 for the Southeast region for the three months ended March 31, 2025.

Advertising Costs

Advertising costs are expensed as incurred and are included in General and Administrative expenses. The Company expensed less than $1,000 for advertising and marketing during the three months ended March 31, 2025.

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

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as an expense over the employee’s requisite vesting period and over the non-employee’s period of providing goods or services. In accordance with ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting share-based payment transactions for acquiring goods and services from nonemployees are included. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

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

The Company’s subsidiaries have recognized the Right of Use assets and related liabilities for leases and sublease for the office facilities in New Jersey, Texas and Arizona during the years ended December 31, 2023 and 2022, and following the acquisitions are accounted for under ASC 842. The corporate office is an informal arrangement which provides for office space in a shared office environment with a company controlled by the CEO and has not been charged for the office space during the periods ended March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025 and year ended December 31, 2024, the Company recognized lease liabilities of $0 and $33,242, respectfully.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2025	December 31, 2024
Property and equipment	$-	$7,500
Less: accumulated depreciation	-	-
Property and equipment, net	$-	$7,500

Property and equipment consisted of vehicles, leasehold improvements and computers and other network technology equipment, primarily located in the RedGear office facilities. For the three months ended March 31, 2025, the Depreciation Expense was $0.

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

Innovative Network Designs, LLC

The Company entered into an assignment of its Membership Interest in Innovative Network Designs, LLC, whereby it accepted a nominal payment for the entire entity.

Assets and Liabilities Assigned

Assets Assigned	Fair Value
Cash	$6,674
Accounts Receivable	92,685
Other Assets	70
Total Assets	$99,429
Liabilities Assigned
Due to Financial Institutions	65,937
Total Liabilities	$840,904

Consideration Value
Cash	$1
Gain Recognized on Assignment of Net liabilities	1,143,609
Value of assignment	$1,143,609

Acquisition - Red Gear LLC

The Company entered into an assignment of its Membership Interest in RedGear, LLC, whereby it accepted a nominal payment for the entire entity.

Assets and Liabilities Assigned

Assets Acquired	Fair Value
Right of Use Asset	25,346
Total Assets	$25,346
Lease Liabilities	26,405
Total Liabilities	$26,405

Consideration Value
Cash	$0
Gain Recognized on Assignment of Net liabilities	1,059
Value of assignment	$1,059

NOTE 6 – ASSIGNMENT OF ASSETS AND LIABILITIES

On March 31, 2025, the Company sold its interest in ReachOut Technology Corp. including its membership interests in its subsidiaries Innovative Network Designs LLC and RedGear LLC for a nominal amount. The sale/assignment was to a third party (“assignee or third-party assignee”) and includes 100% of the interest in the entities.

The Company recognized an impairment loss for the full value of its investment in ReachOut Technology Corp amounting to $3,505,069.

NOTE 7 – SELLERS’ TERM AND SECURED NOTES PAYABLE

On October 1, 2022 the Company’s subsidiary ReachOut issued a term promissory note to the sellers of the membership interest in Innovative Network Designs LLC. Under the option selected by the holder of the note, a ballon payment of principal is due on October 1, 2024. The note principal is $1,175,000 bears interest at 24%, matures on October 1, 2024. The principal $1,175,000 and accrued interest at March 30, 2025, was recognized as gains on disposition as described above in notes 5 and 6.

On October 1, 2022 the Company issued a secured promissory note to the sellers of the membership interest in Innovative Network Designs LLC. The original (as adjusted for purchase contingencies) note principal was $868,193 bears interest at 7%, matures on April 2, 2025. The note amortizes over the term with the first principal payment of $96,466 due on April 15, 2023, along with $37,463 of accrued interest. Subsequent quarterly payments of interest and principal begin on July 15, 2023 and continue through maturity. The note is secured by a second priority lien on the membership interest purchased by the Company and certain other assets related to the acquisition. The remaining principal due is $465,618, and accrued interest of $62,123 as of March 31, 2025, was recognized as gains on disposition as described above in notes 5 and 6.

On September 29, 2023, the Company issued a promissory note to the former members of RedGear, LLC as partial payment for the RedGear acquisition. During the year ended December 31, 2024 the note principal of $789,621, has been reduced to $0 and recognized as gain on debt extinguishment.

NOTE 8 – DUE TO AND FROM AFFILIATIATED COMPANYS

The affiliate (a private corporation controlled by the CEO) has funded certain expenses for the Company during the three months ended March 31, 2025 amounting to $29,393.

NOTE 9 – DUE TO FINANCIAL INSTITUTIONS

The Company has taken loans from financial institutions in the form of sales of future receivables, had outstanding balance of principal (net of unamortized debt discounts) of $1,121,354 and $917,405 as of March 31, 2025, and December 31, 2024. Respectively.

The Company, through its wholly owned subsidiary IND, engaged PIPE Technologies Inc. for financing. The financing arrangement was in the form of a sale of future revenues, whereby PIPE advanced a net amount of $613,800 on February 7, 2023, recorded on the books of the Company. On February 1, 2023 the Company recognized $59,520 as principal charged to interest expense related to the financing, also recorded on the books of the Company. The amount of $59,520 was deducted from the proceeds advanced. The total loan principal of $773,320 was recognized. From March 31, to September 30, 2023 the Company made monthly payments of $64,138 or $44,871, from October 31, to December 7, 2023. The total amount paid of $583,578 was applied to principal leaving a balance of $89,743, at March 31, 2024 and December 31, 2023. On March 30, 2025, the Company recognized a gain on disposition that included this obligation.

The Company arranged a similar financing transaction with Fora Financial for which it received cash of $1,212,500 net of underwriting fees of $37,500 (treated as OID and amortized over the life of the loan). A total of $312,500 of interest charges were charged by the lender. Weekly payments of principal and interest totaling $31,250 were scheduled to be paid beginning March 7, 2023. At December 31, 2023 a total principal of $1,247,294, less unamortized discounts of $177,342 ($1,069,952 net for presentation) have been recognized as due to Fora. At December 31, 2024, the debt discount was fully amortized and the principal balance was $753,725. On March 30, 2025, the Company recognized a gain on disposition that included this obligation.

On January 30, 2024, the Company arranged another financing (Future Sale of Receivables) with Fox Funding Group LLC for which it received cash of $287,705 net of underwriting fees of $12,295 (treated as OID and amortized over the life of the loan). A total of $105,000 of interest charges were charged by the lender. Weekly payments of principal and interest totaling $12,625, beginning February 2, 2024. At December 10, 2024, the debt discount was fully amortized and the principal balance was $65,937. On March 30, 2025, the Company recognized a gain on disposition that included this obligation.

Choice Financial Group is owed $8,000 under a financial arrangement at March 31, 2025. On March 30, 2025, the Company recognized a gain on disposition that included this obligation.

NOTE 10 – THIRD PARTY NOTES PAYABLE

	March 31, 2025	December 31, 2024
Note principal (net of debt discount)	$333,206	$240,160

The Company has issued various notes to investors to fund operations prior to the reverse merger on November 9, 2023. Below is basic information about each of these legacy financings.

During the year ended December 31, 2023, $17,910 of related party notes payable were reclassified to notes payable (third parties) as the former officer is not a related party. There is no interest due on the note. The principal balance is $17,910, at March 31, 2025.

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of March 31, 2025, accrued interest amounted to $17,984.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of March 31, 2025, accrued interest amounted to $14,164.

On March 27, 2017, the Company issued Craigstone Ltd. A promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of March 31, 2025, accrued interest amounted to $9,677.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of March 31, 2025, accrued interest amounted to $3,415.

On July 28, 2017, the Company issued Backenald Trading Ltd. A promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of March 31, 2025, principal and accrued interest amounted are $20,000 and $14,672, respectively.

On January 24, 2020, the Company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 10% per annum, and maturing on April 30, 2020. As of March 31, 2025, there is $0 and $1,155, principal and interest, respectively, due on this note.

On March 24, 2020, the Company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. As of March 31, 2025, following forgiveness of $5,000 and $6,131 of principal and interest respectively the balance due on this note for principal and interest is $16,500 and $7,313, respectively.

On June 1, 2023, the Company issued a third party a promissory note in the principal amount of $40,675, bearing interest at the rate of 5% per annum, and maturing on June 1, 2024. During the year ending December 31, 2023, an additional $15,000 was advanced to the Company bringing the total principal due to $55,675, as of March 31, 2025.

At March 31, 2025, the Company was also indebted to a third party for a total of $24,656, for a non-interest-bearing note. This note was in default since December 30, 2015.

On May 20, 2024, the Company issued a promissory note to 1800 Diagonal Lending LLC for the principal amount of $149,500. A Company subsidiary received $125,000 in cash and authorized $5,000 to be paid to its attorney for legal services in conjunction with the note. OID of $19,500 and the legal expense are treated as debt discounts amortized over the term of the note, maturing March 30, 2025. The note carries 12% interest and has mandatory monthly payments of principal and accrued interest of $16,744. In the event of default, the note and unpaid accrued interest are fully convertible into common stock at a 35% discount to market price as defined in the note. The first payment was made on June 30, 2024. The principal balance and accrued interest were $14,950 and $1,794, at March 31, 2025.

On February 4, 2025 the Company issued a promissory note to Red Road Holdings Corporation for the principal amount of $149,500. A Company subsidiary received $126,000 in cash and authorized $5,000 to be paid to its attorney for legal services in conjunction with the note. OID of $18,500 and the legal expense are treated as debt discounts amortized over the term of the note, maturing December 15, 2025. The note carries 12% interest and has mandatory monthly payments of principal and accrued interest of $16,744. In the event of default, the note and unpaid accrued interest are fully convertible into common stock at a 35% discount to market price as defined in the note. The first payment was made on June 30, 2024. The principal balance was $135,898 at March 31, 2025.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Post Reverse Merger Issuances

On November 10, 2023, YCRM issued a convertible note payable, warrants to purchase to the Company’s common stock and Series D Preferred Shares to Trillium Partners, L.P. The convertible note has principal of $470,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. $436,000 was received as cash and $34,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025 the principal and accrued interest are $470,000 and $55,775 respectively.

On December 1, 2023, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on August 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. The note was determined to include an embedded derivative which has been bifurcated and included in derivative liabilities. At March 31, 2025 the principal and accrued interest are $15,000 and $2,397, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On January 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on September 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025 the principal and accrued interest are $15,000 and $2,244, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On January 11, 2024, YCRM issued a convertible note payable and 163,333,333 warrants (exercisable at $0.001) to purchase to the Company’s common to Trillium Partners, L.P. The convertible note has principal of $539,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.001 or 50% of the lowest traded price during the thirty days prior to conversion. $490,000 was received as cash and $49,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025 the principal and accrued interest are $539,000 and $78,856, respectively.

On February 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025 the principal and accrued interest are $10,000 and $1,394, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On March 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025 the principal and accrued interest are $10,000 and $1,299, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On April 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on December 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025 the principal and accrued interest are $10,000 and $1,197, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On April 3, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $135,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 18,939,394 shares of common stock for $0.0003 (subject to certain specified adjustments) for a period of seven years from the date of issuance. At March 31, 2025 the principal and accrued interest are $135,000 and $16,067, respectively.

On May 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on January 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025 the principal and accrued interest are $10,000 and $1,098 respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On May 31, 2024, YCRM issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $60,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 9,000,000 shares of common stock for $0.0066 (subject to certain specified adjustments) for a period of seven years from the date of issuance. At March 31, 2025 the principal and accrued interest are $60,000 and $5,997, respectively.

On June 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on February 28, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025 the principal and accrued interest are $10,000 and $996, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On July 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on March 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025 the principal and accrued interest are $10,000, and $898, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On August 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on April 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025 the principal and accrued interest are $10,000 and $796, respectively.

On September 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025 the principal and accrued interest are $10,000, and $694, respectively.

On October 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on June 30, 2025, and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025 the principal and accrued interest are $10,000, and $595, respectively.

On November 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on July 31, 2025, and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025, the principal and accrued interest are $10,000, and $493, respectively.

On December 1, 2024, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on August 31, 2025, and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025, the principal and accrued interest are $10,000, and $395, respectively.

On January 1, 2025, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on September 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025, the principal and accrued interest are $10,000, and $293, respectively.

On February 1, 2025, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025, the principal and accrued interest are $10,000, and $191, respectively.

On March 1, 2025, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At March 31, 2025, the principal and accrued interest are $10,000, and $99, respectively.

NOTE 12 – OFFICER LIFE INSURANCE PREMIUMS PAYABLE

On October 1, 2022, the Company committed to paying life insurance with the sellers of the membership interest in Innovative Network Designs LLC. The total amount of the obligation was $3,150,000 to be paid in equal installments of $450,000 over seven years. The obligation of $2,700,000 was presented on balance sheet at December 31, 2024. On March 30, 2025, the Company recognized a gain on disposition that included this obligation, assumed by the assignee.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025, the Company and a private company controlled by the CEO shared services and customer responsibilities. The private company provides low level technical assistance to clients of both companies using the infrastructure of the private company. The Company provides higher levels of technical support for clients of both companies with employees of the Company using the technical infrastructure of the private company (hardware and software). At the end of the period it was determined that a more complete arrangement would be put in place during period to follow.

During the three months ended March 31, 2025, an entity controlled by the CEO advanced the Company $35,806.

NOTE 14 – TEMPORARY EQUITY

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

As of March 31, 2025, the Company has preferred stock to be issued in the amount of $357,022, following conversions to 50,000,000 common shares. Based on the terms of the Agreement as of March 31, 2024, the preferred Series A can be converted at $0.00035 per share, into 1,020,062,029 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown number of preferred shares to be issued and the preferred shares are convertible at the option of the holder, the Company determined that the shares to be issued shall be treated as temporary equity.

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

NOTE 15 – STOCKHOLDERS’ DEFICIT

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

Using a Black-Scholes model the preferred Series C stock was valued at $2,910,984 and $291,186 was charged to stock compensation for service providers and $2,620,673 was charged to investment in ReachOut. The accrued dividend of 2% of the stated value ($3.00 per share) was calculated to be $129,452 for the three months ended March 31, 2025.

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

Using a Black-Scholes model the preferred Series D stock was valued at $475,693 and was charged to acquisition costs and deferred financing to was fully amortized at December 31, 2023. The accrued dividend of 2% of the stated value ($1.00 per share) was calculated to be $6,164 for the three months ended March 31, 2025.

Obligations to Issue Newly Designated Series of Preferred Stock

The total obligation to issue newly designated convertible preferred shares is $2,440,950 at December 31, 2024. The obligation is outlined below.

Under the terms of the Singer Asset Purchase Agreement outlined above, the Company is obligated to designate a new series of preferred stock having a conversion feature of one share of the to be designated preferred stock for one share of restricted common stock. The total value of this series of to be designated and issued preferred stock is $7,088.

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

Common Stock

On March 31, 2025 and December 31, 2024, the Company had 2,500,000,000 and 2,500,000,000 shares of common stock authorized respectively. There were 439,105,610 and 384,088,943 common shares of stock outstanding on March 31, 2025 and December 31, 2024.

On May 15, 2024, a convertible note holder was issued 34,600,233 shares of common stock in conversion of $8,035 of accrued interest and professional fees related to the conversion of $2,345.

During the three months ended March 31, 2025, 30,000,000 warrants for common stock were issued, having a seven-year period during which the warrants can be exercised at $0.0003 per share were issued to investors. The warrants have been valued at $14,972 and were charged to loss on issuance.

The Company has charged the dividends on Series C and D preferred stock to accumulated deficit ($135,616).

Warrants Issued

For the three months ended March 31, 2025 and year ended December 31, 2024, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2024	333,696,913	$0.0004	5.98	$0.0078	$491,376
Issued and exercisable during the three months ended March 31, 2025	30,000,000	0.0003	6.99	0.0005	33,000
Outstanding and exercisable at March 31, 2025	363,696,913	$0.00078	4.8	$0.00108	$224,048

All warrants were issued as incentive to an investor for future investment.

Stock Options Issued

For the three months ended March 31, 2025 and the year ended December 31, 2024, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2024	611,214	$1.00	9.25	$0.004	$2,750
Issued during the three months ended March 31, 2025	-	-	-	-	-
Outstanding and exercisable at March 31, 2025	611,214	$1.00	9	$0.004	$(610,358)

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

Annualized volatility of 352%;

Discount rate 5.18%.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Legal Matters

IND - Purchase Dispute

With the disposition of ReachOut Technology Corp. and its subsidiaries on March 30, 2025, any benefits or obligations related to the dispute will accrue to the third party assignee.

RedGear LLC – Purchase Dispute

With the disposition of ReachOut Technology Corp. and its subsidiaries on March 30, 2025, any benefits or obligations related to the dispute will accrue to the third party assignee.

Other Contingencies

Tax Levy

With the disposition of ReachOut Technology Corp. and its subsidiaries on March 30, 2025, any benefits or obligations related to the dispute will accrue to the third party assignee.

Fora Financial – Negotiation

The Company through its representative is in negotiation with Fora Financial (“Fora”) to settle it obligation under a sale of future accounts receivable having a carrying value of $753,275 as of December 31, 2024. This obligation was assigned to a third party on March 31, 2025.

Default on Loan – PIPE Technologies Inc.

With the disposition of ReachOut Technology Corp. and its subsidiaries on March 30, 2025, any benefits or obligations related to the dispute will accrue to the third party assignee.

RedGear Vehicles and Related Loans

With the disposition of ReachOut Technology Corp. and its subsidiaries on March 30, 2025, any benefits or obligations related to the dispute will accrue to the third party assignee.

Lease Obligations

Effective October 29, 2021, the ReachOut Technology Corp’s subsidiary (RedGear, LLC) entered into a lease for office facilities at 3636 North Central Avenue, Phoenix, Arizona. The lease extends through October 31, 2025, for $3,224.83 per month with annual escalation of 3%. The liability and Right of Use Asset was recognized for $125,364. The liability and the Right of Use Asset were $33,242, and $31,730, respectively at December 31, 2024. The right of use asset and related obligation were assigned to a third party on March 31, 2025.

The offices for the Company are shared with a related party ReachOut IL (an S corporation), under an arrangement that is not formalized.

	March 31, 2025	December 31, 2024
Operating lease at inception	$31,730	$767,068
Less accumulated reduction	(31,730)	(735,338)
Balance ROU asset	$-	$31,730

Operating lease liability related to the ROU asset is summarized below:

Operating lease liabilities at inception	$33,242	$767,068
Reduction of lease liabilities (includes termination write-off)	(32,242)	(733,826)
Total lease liabilities	$-	$33,242
Less: current portion	-	(33,242)
Lease liabilities, non-current	$309,899	$-

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$-	$33,242
Less discount to fair value	-	-
Total lease liability	$-	$33,242

For the three months ended March 31, 2025 rent expense was for was $6,799.

Other Commitments

An individual has asserted that the Company owes approximately $500,000 for a promissory note issued by a company that was never owned by the public company nor its subsidiary. Legal counsel has reviewed the claim and found no relationship to this debt nor any assumptions of the debt by the Company. After the Company defended the Plaintiff’s Claim, the Plaintiff removed the Company from its lawsuit.

On December 1, 2023, the Company entered into a service agreement with Frondeur Partners LLC (“Frondeur”). Frondeur will provide accounting, reporting and consulting services on a monthly basis. On December 1, 2023, the Company executed a corporate services agreement with Frondeur Partners LLC a Nevada limited liability company. Under the terms of the agreement the Company will receive accounting and reporting services. As compensation Frondeur will receive monthly payments of $5,000 in cash and a convertible promissory note for $10,000. The notes are convertible into the Company’s common stock at a 50% discount to the market price (defined in the notes). As of the date of issuance of this report the Company has issued sixteen such notes (December 1, 2023 through March 31, 2025), which are accounted for as notes with embedded derivatives to be bifurcated and recognized as derivative liabilities.

NOTE 17 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Agreement in Principle

An agreement is being negotiated whereby a newly created subsidiary of the Company with a private corporation owned by the CEO will exchange its entire customer base for a to be determined consideration. This exchange will bring revenues of approximately $750,000 per quarter into the Company. Additionally, services provided by the private company will then come under the Company’s control. The cost of services will not change in any material way and yield gross margins similar to those the Company earned during the year ended 2024.

Securities Issued

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

On April 22, 2025, interest and conversion fees were exchanged for 43,450,000 common shares. Trillium LP the holder of a convertible note issued on November 9, 2023 converted accrued interest of $11,585 along with the fees charged of $1,450, under the terms of the note.

On May 1, 2025, YCRM issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on January 31, 2026 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date.

On May 9, 2025, interest and conversion fees were exchanged for 47,766,667 common shares. Trillium LP the holder of a convertible note issued on November 9, 2023 converted accrued interest of $12,880 along with the fees charged of $1,450, under the terms of the note.

On May 15, 2025, interest and conversion fees were exchanged for 34,600,233 common shares. Trillium LP the holder of a convertible note issued on November 9, 2023 converted accrued interest of $8,035 along with the fees charged of $2,345, under the terms of the note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on April 15, 2025.

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

Strategic Evolution

Post-acquisition, ReachOut has shifted its growth strategy from acquiring larger entities to targeting smaller, high-potential firms. This approach allows for faster integration and scalability, leveraging ReachOut’s robust platform to enhance service offerings and operational efficiency. The company’s focus on AI and automation has streamlined operations, reduced costs, and improved service delivery, positioning ReachOut as a disruptive force in the cybersecurity industry.

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

ReachOut isn’t just improving MSP operations—it’s replacing them. By reimagining IT and cybersecurity as a national, AI-powered, subscription-based platform with media-fueled brand recognition, ReachOut is positioned to lead this $700B+ market into its next evolution—while creating massive long-term value for shareholders.

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

7. Compliance-Driven Market Penetration

ReachOut continues to build industry-specific offerings for high-demand, regulation-heavy sectors like education, defense, and healthcare—where compliance frameworks like CMMC, HIPAA, and NIST SP 800-171 create both a barrier to entry and a premium service need. This aligns with our security-first, recurring revenue foundation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception, has sustained net income of $6,541,177, for the three months ended March 31, 2025, and has incurred negative cash flows from operations for the period. As of March 31, 2025, the working capital deficit, stockholders’ deficit, and accumulated deficit was $8,046,460, $9,164,441 and $14,419,225 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition, and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

Results of Operations for the three months ended March 31, 2025 and 2024

Revenue

We had $413,312 in revenue for the three months ended March 31, 2025, compared to $2,097,229 for the three months ended March 31, 2024. The decrease in revenue is primarily due to the Company’s restructuring.

Cost of Goods Sold

We incurred $8,171 in costs of goods sold for the three months ended March 31, 2025, compared to $1,045,439 for the three months ended March 31, 2024. This decrease is primarily due to the Company’s restructuring.

Impairment Loss

We incurred $3,505,069 in impairment loss for the three months ended March 31, 2025 compared to $2,117,502 for the three months ended March 31, 2024.

General and administrative expenses

We had $21,588 of general and administrative expenses (“G&A”) for the three months ended March 31, 2025, compared to $308,612 for the three months ended March 31, 2024, a decrease of $287,024 or 93%.

Compensation

We had $832,121 in compensation for the three months ended March 31, 2025 compared to $900,474 of compensation for the three months ended March 31, 2024. Stock compensation expense was $0 and $0 for the three months ended March 31, 2025 and 2024, respectively.

Professional expenses

We incurred $260,275 of professional fees for the three months ended March 31, 2024, compared to $335,258 for the three months ended March 31, 2024, a decrease of $74,983 or 22%. Professional fees generally consist of audit, legal, accounting and investor relation service fees.

Other income (expense)

For the three months ended March 31, 2025, we had total other income of $10,755,088, compared to total other expenses of $6,412,653 for the three months ended March 31, 2024.

In the current period we incurred a loss of $142,362 from securities issuances having embedded derivatives. In the most recent period, we had FMV changes of $65,380, Gain on disposal of $11,233,944, Gain on debt extinguishment of $0, and Interest Expense of $290,401.

In the previous period ended March 31, 2024, we incurred a loss of $16,613,323 from securities issuances having embedded derivatives, FMV changes of $9,418,088, Gain on debt extinguishment of $1,170,433, and Interest Expense of $387,851.

Net Profit (loss)

We incurred a net profit of $6,541,177 for the three months ended March 31, 2025, compared to a net loss of $9,022,709 for the three months ended March 31, 2024. Our net profit was primarily due to a gain on disposal.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended March 31, 2025 was $426,292 compared to $168,231 of cash used in operating activities for the three months ended March 31, 2024.

Cash Flows from Investing

We used $0 for investing activities for the three months ended March 31, 2025, compared to using $53,896 for investing activities for the three months ended March 31, 2024.

Cash Flows from Financing

For the three months ended March 31, 2025, we netted $151,000 from financing activities. We received $0 from proceeds from a loan (Fox), $126,000 in proceeds from a note issued, and $25,000 from the issuance of convertible notes. We repaid $0 on the Fox loan, $0 on the Fora loan and $0 on repayment of seller notes. Finally, we had a new vehicle loan of $0, a repayment of vehicle loans of $0, and repayments of affiliate advances of $0.

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

None

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

Yuengling’s Ice Cream Corporation

Name	Title	Date

/s/ Richard Jordan	President and Chief Executive Officer	May 20, 2025
Richard Jordan