Form 10-Q
period 2025-06-30
Frequency Holdings, Inc
filed 2025-08-19
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55398

FREQUENCY HOLDINGS INC

(Exact name of registrant as specified in its charter)

Nevada	47-1893698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8910 West 192nd Street, Suite N, Mokena, IL	60448
(Address of principal executive offices)	(Zip Code)

312-288-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	FRQN	OTCID

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of August 19, 2025 there were 877,141,824 shares of common stock outstanding.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such an extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Parent Company: Frequency Holdings, Inc. (FRQN)

Operating Subsidiary: ReachOut Digital Intelligence (“RDI”)

Twitter: @FrequencyHub

Twitter: @ReachOutIT

LinkedIn: linkedin.com/company/reachoutit

CEO (Richard “Rick” Jordan):

Twitter: @mrrickjordan

LinkedIn: linkedin.com/in/mrrickjordan

The Company will also continue to use traditional channels, including press releases and filings with the SEC, to publicly disclose material information as required.

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FREQUENCY HOLDINGS INC.

(formerly Yuengling’s Ice Cream Corporation)

FREQUENCY HOLDINGS INC.

(formerly Yuengling’s Ice Cream Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$66,148	$275,292
Accounts receivable, net	22,403	164,549
Prepaid expenses	40,579	60,487
Total Current Assets	129,130	500,328

Other Assets:
Furniture and fixed assets, net	-	7,500
Right of use asset	-	31,730
Total non-current assets	-	39,230
Total Assets	$129,130	$539,558
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$414,034	$2,062,746
Accrued interest	236,477	935,699
Due to officer	74,098	-
Due to financial institutions	-	917,405
Seller notes and loans payable, related parties current	-	465,618
Term note payable, related parties	-	1,175,000
Other loans and notes payable	301,831	240,160
Officer life insurance liability, current portion	-	900,000
Convertible notes payable, net of debt discount	1,375,410	954,907
Derivative liability	4,264,106	5,786,478
Lease liability, current portion	-	33,242
Total Current Liabilities	6,665,956	13,471,255

Non-Current Liabilities:
Officer life insurance premium, non-current portion	-	1,800,000
Dividend payable, preferred stock Series C & D	898,083	625,344
Total Non-Current Liabilities	898,083	2,425,344
Total Liabilities	$7,564,039	$15,896,599

Commitments and contingencies	-	-

Temporary Equity - Preferred Series A stock to be issued	357,022	357,022

Stockholders’ Deficit:
Common stock to be issued	37,088	65,000
Preferred stock to be issued	2,440,950	2,448,038
Preferred stock, Series A; par value $0.0001; 10,000,000 shares authorized, 475,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	48	48
Preferred stock, Series C and D, par value $0.0001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	1,000	1,000
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 670,038,944 and 384,088,943 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	670,040	384,089
Additional paid in capital	2,324,811	2,247,549
Accumulated deficit	(13,265,868)	(20,859,786)
Total Stockholders’ Deficit	(7,791,931)	(15,714,062)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$129,130	$539,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FREQUENCY HOLDINGS INC.

(formerly Yuengling’s Ice Cream Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	919,304	1,313,873	1,332,616	3,411,102
Cost of goods sold	295,475	390,251	303,646	1,435,690
Gross Profit	623,829	923,622	1,028,970	1,975,412

Operating Expenses:
Impairment loss	-	-	3,505,069	2,117,502
General and administrative expenses	245,420	345,904	267,008	654,516
Compensation expense	236,837	1,156,998	1,068,957	2,057,472
Professional fees	23,212	52,901	283,487	388,159
Total operating expenses	505,469	1,555,803	5,124,521	5,217,649

Gain (loss) from operations	118,360	(632,181)	(4,095,551)	(3,242,237)

Other income (expense):
Gain on disposal	-	-	11,233,944	-
Derivative: expense, gains and losses from issuances	(33,133)	(4,108,977)	(175,495)	(20,722,300)
Changes in fair value of derivatives	1,702,515	3,718,424	1,767,895	13,136,512
Gain on deconsolidation of accounting acquirer	-	-	-	1,170,433
Interest expense	(346,278)	(434,779)	(636,679)	(822,630)
Loss on conversion of convertible debt	(150,983)	(179,921)	(262,456)	(179,921)
Total other income (expense)	1,172,121	(1,005,253)	11,927,209	(7,417,906)

Income (loss) before provision for income tax	1,290,481	(1,637,434)	7,831,658	(10,660,143)

Provision for income tax	-	-	-	-

Net income (loss)	$1,290,481	$(1,637,434)	$7,831,658	$(10,660,143)

Basic income (loss) per share	$0.00	$(0.00)	$0.02	$(0.03)
Diluted income (loss) per share	$0.00	$(0.00)	$0.00	$(0.03)

Basic weighted average shares	550,554,328	367,173,274	472,202,571	360,213,016
Diluted weighted average shares	11,483,557,124	367,173,274	11,405,205,367	360,213,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FREQUENCY HOLDINGS INC.
(formerly Yuengling’s Ice Cream Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Series A Preferred Stock		Series C & D Preferred Stock		Common Stock		Stock to be Issued	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance at December 31, 2024	475,000	$48	10,000,000	$1,000	384,088,943	$384,089	$2,513,038	$2,247,549	$(20,859,786)	$(15,714,062)

Sale of ReachOut including obligation to issue shares	-	-	-	-	-	-	(35,000)	-	35,000	-

Loss on Conversion	-	-	-	-	-	-	-	111,473	-	111,473

Conversion of convertible note interest to common stock	-	-	-	-	55,016,667	55,017	-	(38,512)	-	16,505

Warrants issued to investors	-	-	-	-	-	-	-	14,972	-	14,972

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(135,616)	(135,616)

Net income	-	-	-	-	-	-	-	-	6,541,177	6,541,177

Balance at March 31, 2025	475,000	48	10,000,000	1,000	439,105,610	439,106	2,478,038	2,335,482	(14,419,225)	(9,165,551)

Conversion of convertible interest to common stock	-	-	-	-	230,933,334	230,934	-	(161,654)	-	69,280

Loss on conversion	-	-	-	-	-	-	-	150,983	-	150,983

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(137,123)	(137,123)

Net income	-	-	-	-	-	-	-	-	1,290,480	1,290,480

Balance at June 30, 2025	475,000	$48	10,000,000	$1,000	670,038,944	$670,040	$2,478,038	$2,324,811	$(13,265,868)	$(7,791,931)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FREQUENCY HOLDINGS INC.
(formerly Yuengling’s Ice Cream Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)	$7,831,658	$(10,660,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	-	60,626
Amortization of debt discounts	446,716	618,179
Gain on deconsolidation of accounting acquirer, net	(11,233,944)	-
Investment write off	3,505,068	-
Derivative expense	175,495	20,722,300
Changes in fair market value of derivatives	(1,767,895)	(13,136,512)
Loss on conversion of liability to common stock	262,456	179,921
Gain on extinguishment	-	(1,170,433)
Fee notes issued	60,000	65,000
Intangibles impairment	-	2,117,502
Equity issuance cost	10,025	-
Changes in assets and liabilities:
Accounts receivable	49,461	(165,858)
Prepaids and other assets	(40,579)	213,201
Accounts payable and accrued expenses	350,249	488,357
Due to related parties/affiliates	80,511	-
Equipment lease	-	(15,244)
Right of use asset net of liability	(453)	3,676
Customer deposits	-	(50,706)
Other current liabilities	-	97,500
NET CASH USED IN OPERATING ACTIVITIES	(271,232)	(632,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(53,896)
Cash paid for Singer asset purchase	-	(121,413)
NET CASH USED IN INVESTING ACTIVITIES	-	(175,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Fox loan	-	287,705
Repayments Fox loan	-	(92,295)
Repayment of Fora loan	-	(316,577)
Repayments seller notes	-	(113,177)
Proceeds from notes issued	126,000	125,000
Repayment of notes payable	(104,699)	(14,729)
Disposal of subsidiary, net of cash disposed	(16,310)	-
Insurance finance loan	32,097	-
New vehicle loan	-	53,896
Repayments vehicle loans	-	(26,129)
Repayments of affiliate advances	-	(36,550)
Proceeds – convertible notes payable	25,000	662,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,088	529,644

NET CHANGE IN CASH	(209,144)	(278,299)

CASH BEGINNING OF PERIOD	275,292	360,673

CASH END OF PERIOD	$66,148	$82,374

Cash paid during the period for Interest	$12,509	$62,682

Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Activity:
Debt discounts	$131,440	$742,500
Preferred stock dividends	$272,739	$274,248
Common stock issued for conversion of accrued interest and conversion expenses	$85,785	$10,380
Convertible preferred shares to be issued	$35,000	$7,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FREQUENCY HOLDINGS INC.

(formerly Yuengling’s Ice Cream Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Frequency Holdings Inc. (“FRQN”, “Frequency”, the “Company”), (f/k/a Yuengling’s Ice Cream Corporation.) was incorporated in Nevada on April 19, 2013, under the name “Aureus Incorporated”. Effective December 15, 2017, the name was changed to “Hohme, Inc.,” and, effective February 7, 2019, the Company changed its name to “Aureus, Inc. and on September 14, 2021, the Company changed their name to Yuengling’s Ice Cream Corporation”. On May 9, 2025, the Company changed its name to Frequency Holdings, Inc., in the State of Nevada. The name change with FINRA to Frequency Holdings, Inc and symbol change to FRQN was finalized on July 25, 2025. The Company is currently active in the state of Nevada.

In November 2023, FRQN completed its acquisition of ReachOut Technology Corp. (“ReachOut”). ReachOut is a Managed Service Provider (MSP) that provides cybersecurity and IT services to Small to Medium Sized Businesses (SMBs). Management is highly experienced with business operation as well as acquisition and integration. After the closing of the ReachOut transaction, the Company agreed to assign the ice cream assets to Mid Penn Bank in return for the cancellation of the bank debt. The Company also ceased its Aureus Micro Markets operations at the time the ReachOut agreement was signed.

Reverse Merger/Acquisition of ReachOut Technology Corp.

On November 9, 2023, the Frequency Holdings Inc. closed the Share Exchange and Control Block Transfer Agreements with ReachOut Technology Corp. (“ReachOut”) whereby 100% of the membership interests of ReachOut were exchanged for Series C Preferred Stock which is convertible into 87.5% of the total issued and outstanding shares of common stock of the Company (fully diluted basis) as determined at the consummation of the acquisition.

The Share Exchange is intended to constitute a reorganization with the meaning of Section 368 of the Internal Revenue Code of 1986 (as amended).

As a result of the transaction, ReachOut became a subsidiary of the Company.

The Company evaluated the substance of the merger transaction and found it met the criteria for the accounting and reporting treatment of a reverse acquisition under ASC 805 (Business Combinations)-40-45 (Reverse Acquisition and Other Presentation Matters) and accordingly consolidated the operations of ReachOut and the Company and the financial condition from the closing date of the transaction. The historic results of operations reflected those of ReachOut. As such, ReachOut was treated as the acquirer while the Company was treated as the acquired entity for accounting and financial reporting purposes.

Under reverse merger accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, ReachOut, the Company’s financial statements prior to the closing of the reverse acquisition; reflect only the business of ReachOut and its subsidiaries.

For accounting purposes, ReachOut was considered the acquirer of FRQN. based upon the terms of the Merger as well as other factors including; (i) RO former shareholders own approximately 87.5% of the combined Company’s outstanding common shares (giving effect to the conversion of the preferred Series C shares ReachOut stockholders received in exchange for the ReachOut stock) immediately following the closing of the Merger, and (ii ReachOut management hold key management positions of the combined Company. The Merger has therefore been recorded as a reverse acquisition. The figures described in the notes and financial statements are a continuation of the figures of the legal subsidiary or accounting acquirer (ReachOut). However, the equity reflects the legal acquirer, or accounting acquiree (FRQN) equity structure. The acquisition value is recorded to reflect the par value of the outstanding shares of the Company, including the number of shares issued in the reverse acquisition and has been recast to reflect the merger transactions as if it had occurred as of the earliest period presented. Any difference is recognized as an adjustment to the additional paid in capital to the extent available, and then as a retained earnings adjustment.

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

ReachOut Corp. Acquisition - Innovative Network Designs LLC

Innovative Network Designs LLC (“IND”) is a New Jersey limited liability company and ReachOut acquired 100% of the member’s interest of IND in exchange for cash, notes payable, commitment to purchase universal life insurance policies for the principals and 500,000 restricted shares of ReachOut’s common stock. The transactions were deemed to be a business combination and applied acquisition accounting under ASC 805.

Operations of Innovative Network Designs LLC - New Jersey

IND provides information technology services. IND offers cybersecurity, risk assessment, network security, cloud performance, remote management, migration support, and monitoring solutions for businesses, as well as provides consulting and maintenance services. IND serves clients in the States of New York, New Jersey, and Pennsylvania. IND can either manage and support a client’s entire technology infrastructure, or complement the existing internal IT personnel. IND’s unique service model is designed to reduce client costs, increase client profits and mitigate client’s business risks.

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

These were pre-acquisition descriptions. Post-acquisition, ReachOut Technology Corp. was to re-brand its subsidiaries to ReachOut, add any unique revenue streams to ReachOut’s portfolio and standardize program offerings.

On March 31, 2025, pursuant to an assignment agreement, YCRM and ReachOut Technology Corp. agreed to transfer ReachOut’s net assets to a third party for a nominal amount, resulting in the termination of ReachOut’s control as the accounting acquirer. As a result, the reverse acquisition, under which ReachOut Technology Corp. had previously been considered the accounting acquirer of YCRM in accordance with ASC 805-40, was effectively unwound. From this date, YCRM resumed its position as the accounting parent of the consolidated group, and all relationships and control previously exercised by ReachOut Technology Corp. over the consolidated group ceased. The presentation reflects the appropriate accounting treatment under the guidance for reverse mergers and loss of control.

ReachOut Digital Intelligence

ReachOut Digital Intelligence (“RDI”) was formed on March 4, 2025 under the laws of the State of Wyoming. RDI provides cybersecurity and IT management solutions to businesses. RDI is headquartered in Chicago, Illinois.

Since the reverse acquisition of ReachOut Technology Corp., its subsidiaries, RedGear and IND, had been the primary contributors to the Company’s revenues, although they also generated significant operating losses. During the quarter ended June 30, 2025, certain client service arrangements previously held by a related party were formally transferred to ReachOut Digital Intelligence (“RDI”). Management anticipates that these revenue streams will be more substantial and potentially more profitable than those contributed by ReachOut Technology Corp.’s subsidiaries.

NOTE 2 – GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt and the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception. The Company had net income of $7,831,658, for the six months ended June 30, 2025, primarily due to a noncash gain on disposal of $11,233,944. We incurred negative cash flows from operations for the period of $271,232. As of June 30, 2025, the working capital deficit, stockholders’ deficit, and accumulated deficit was $6,536,826, $7,791,931 and $13,265,868 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition, and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States if America of (“US. GAAP”) as found in the Accounting Standards Codification (“ASC”), and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and are expressed in US Dollars. The unaudited condensed interim consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company’s Quarterly Report in its Form 10-Q filing under the Securities Exchange Commission.

Principles of Consolidation

As of June 30, 2025, the accompanying consolidated financial statements include the accounts of the Company, Frequency Holdings, Inc (f/k/a Yuengling’s Ice Cream Corporation), and its wholly-owned subsidiaries YIC Acquisitions Corp (“YIC”) and ReachOut Intelligent Design (“RDI”). On March 31, 2025, ReachOut, the accounting acquirer, together with its subsidiaries, RedGear and IND, was deconsolidated from the reporting group.

As of December 31, 2024, the accompanying consolidated financial statements include the accounts of the Company, Frequency Holdings, Inc (f/k/a Yuengling’s Ice Cream Corporation), and its wholly-owned subsidiaries YIC Acquisitions Corp (“YIC”), ReachOut Technology Corp (“ReachOut”), Innovative Network Design (“IND”), and RedGear (“RedGear”). On March 31, 2025, ReachOut, the accounting acquirer, together with its subsidiaries, RedGear and IND, was deconsolidated from the reporting group.

All material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. The Company has cash and cash equivalents of $66,148 and $275,292 as of June 30, 2025 and December 31, 2024, respectively.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2025. These reclassifications did not have any effect on the results of operations.

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

Prepaid Expenses

Prepaid Expenses are primarily governed by ASC 340-10-25 (Other Assets and Deferred Costs- Recognition.) In accordance with this standard, payments made by the Company in cash or other forms of consideration for goods or services not yet received are classified as prepaid expenses. Prepaid expenses are amortized to expense on a systematic basis over the period in which the related benefits are realized. The Company’s prepaid expenses primarily consist of insurance and similar contractual arrangements.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using the Current Expected Credit Loss (CECL) model under ASC 326. The CECL model requires recognition of expected credit losses over the contractual life of financial assets held at the reporting date, considering historical experience, current conditions, and reasonable and supportable forecasts.

Financial assets subject to CECL include trade receivables. The Company groups financial assets based on shared risk characteristics and evaluates them collectively. The allowance is measured using a combination of historical loss rates, adjusted for current economic trends and forward-looking factors such as industry outlook and macroeconomic indicators (e.g., unemployment rate, GDP).

Under CECL, the carrying amount of a financial asset (net of the allowance for credit losses) represents the amount the Company expects to collect. This means that when the CECL estimate is appropriately recorded, the net reported balance of financial assets reflects management’s best estimate of collectible cash flows, based on available and supportable information.

Management reviews the adequacy of the allowance at each reporting period and updates estimates as appropriate. Changes in estimates are recorded in the income statement as a component of credit loss expense. The Company has considered the recent guidance and does not have receivables that would require this level of analysis in determining the net realizable balance of accounts receivable.

Earnings Per Share

Basic earnings per share is calculated by dividing the gain or loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings (loss) of the Company. Diluted earnings per share is computed by dividing the earnings (loss) available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. It should be noted that contractually the limitations on obligation to convertible notes, the various preferred series and warrant holders limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s Chairman of the Board of Directors holds a control block of Series A Preferred Stock which confers upon him a majority vote in all Company matters including authorization of additional common shares or to reverse split the stock. As of June 30, 2025, and 2024, potentially dilutive securities consisted of the following:

	June 30, 2025	June 30, 2024
Series A Preferred Stock Payable	1,020,062,029	1,020,062,029
Series A Preferred Stock outstanding	699,082,277	699,082,277
Series C Preferred Stock outstanding	2,446,420,970	2,446,420,970
Series D Preferred Stock outstanding	49,926,959	49,926,959
New Series of Preferred Stock to be issued	1,050,000	1,050,000
Warrants	363,696,913	336,696,913
Third party convertible debt	6,348,700,000	3,363,333,333
Common shares to be issued	3,452,434	3,452,434
Common stock options	611,214	611,214
Total	10,933,002,796	7,920,636,129

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

Convertible Notes Payable

The Company issues convertible notes that allow holders to convert outstanding principal and accrued interest into a variable number of common shares, at a conversion rate contingent on the market price of the stock at the time of conversion. Because settlement is in a variable number of shares, the conversion feature does not qualify for equity classification. In accordance with ASC 480 and ASC 815, the convertible notes (or the embedded conversion option, if bifurcated) are recorded as liabilities at fair value, with subsequent changes in fair value recognized in earnings each reporting period. The debt host, if separated, is carried at amortized cost under the effective interest method.

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

The table below classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2025 and December 31, 2024.

	At June 30, 2025			At December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	$-	$-	$4,264,106	$-	$-	$5,786,478
Other loans and payable	$-	$-	$301,831	$-	$-	$240,160
Convertible notes payable, third parties, net of put premiums	$-	$-	$1,375,410	$-	$-	$954,907

A roll-forward of the level 3 valuation financial instruments is as follows

Derivative Liabilities
Balance at December 31, 2024	$5,786,478
Increase to derivative due to new issuances	245,523
Derivative loss due to mark to market adjustment	(1,767,895)
Balance at June 30, 2025	$4,264,106

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the year ended June 30, 2025 is as follows:

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2025 and December 31, 2024, no liability for unrecognized tax benefits was required to be reported.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606 by identifying performance obligations, determining the transaction price, and allocating and recognizing revenue as those obligations are satisfied. Recurring revenue is recognized over time, while one-time sales are generally recognized at a point in time, subject to the nature of any additional services provided. The Company applies the following five-step model to all revenue streams within the scope of ASC 606:

1.	Identify the contract with a customer

2.	Identify the performance obligations in the contract

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the performance obligations are satisfied

The Company has two primary sources of revenue: (1) recurring revenue from service agreements, and (2) one-time, up-front payments for hardware and/or software.

1. Recurring Revenue

Recurring revenue is generated under customer agreements that specify the delivery of hardware, software, and related services over a defined contractual period, typically billed monthly at a fixed rate. These agreements may include:

●	Time-based service access (e.g., monthly usage allowances)

●	Hardware and/or software provisioning

●	Technical or customer support

If customers exceed the usage limits or require additional hardware, supplemental charges may apply in accordance with the agreement. Customers are invoiced at the beginning of each billing cycle, with payments primarily made via electronic methods (ACH or credit card). The Company reserves the right to suspend service for non-payment. If a customer requests offboarding (termination of service), access to their data may be withheld until any outstanding balances are paid in full, as permitted under the contract.

Revenue from recurring agreements is recognized over time, as the Company satisfies its performance obligations through the continuous delivery of services and support. Key considerations include:

●	The bundled nature of hardware, software, and services may be treated as a single performance obligation when they are interrelated and provide a combined output to the customer.

●	Revenue is typically recognized ratably over the contract period, consistent with the transfer of control on a time-based basis.

●	Variable consideration (e.g., overage or additional hardware fees) is estimated and included in the transaction price to the extent that it is probable no significant revenue reversal will occur.

2. One-Time, Upfront Revenue

The Company also receives one-time, up-front payments for transactions involving hardware and/or software delivery. These payments may come directly from the customer or indirectly through a third party if the arrangement is underwritten.

In some cases, the Company may provide limited follow-up support services after the initial sale, depending on customer needs or contractual terms.

Revenue for one-time transactions is typically recognized at a point in time, when control of the promised hardware and/or software is transferred to the customer, which generally occurs upon delivery. If post-sale services are substantive, they may be treated as a separate performance obligation, with associated revenue recognized over time as those services are rendered.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company’s only has one operating segment as of June 30, 2025.

Disaggregated Revenue Disclosure

The Company’s customers or sources of revenue generation were only in the United States during the period ended June 30, 2025. Below is a table of revenue by type:

	For the period ended
Revenue Type:	June 30, 2025	December 31, 2024
Subscription Services Revenue	$1,238,465	4,156,931
Non-Recurring Services Revenue	57,216	339,810
Product Revenue	36,934	314,269
Total revenue	$1,332,616	4,811,041

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Through the fiscal period ended December 31, 2024, the quarter ended June 30, 2025, and through the date of filing, there have been no intervening lawsuits, claims or judgments filed. Please refer to Note 18. Commitments and Contingencies.

Cash flows reporting

The Company prepares its statements of cash flows in accordance with ASC-230, Statement of Cash Flows, using the indirect method. Cash Equivalents include investments, with original maturities of three months or less. Non-Cash investing and financing activities are disclosed separately in the supplemental section of the cash flow statement. Cash purchases of property and equipment are classified as investing activities, while proceeds from debt or equity financing are included in financing activities. Some transactions were part cash and part non-cash and disclosed accordingly.

Advertising Costs

Advertising costs are expensed as incurred in accordance with ASC 720-35, Advertising Costs. These costs are included in general and administrative expenses on the consolidated statements of operations. Advertising expenses were $10,000 for six months ended June 30, 2025, and $412 for the fiscal year ended December 31, 2024.

Equity/Shares Capital

The Company accounts for equity transactions in accordance with ASC 505, Equity. Common stock is recorded at par value, with the excess of proceeds over par value recorded as additional paid-in-capital. Equity issuance costs are charged directly to additional paid-in-capital. Shares issued for services received or non-cash consideration are measured at the fair value of the equity instruments issued on the grant date or the fair value of the service received, whichever is more reliably measurable. The Company is authorized to issue 2,500,000,000 shares of common stock at $0.001 per share. As of June 30, 2025, and December 3, 2024, 670,038,944 and 384,088,943 shares of common stock are issued and outstanding.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Related Party Transactions

Under ASC 850 “Related Party Transactions” an entity or person is considered to be a “related party” if it has control, significant influence or is a key member of management personnel or affiliate. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company, in accordance with ASC 850 presents disclosures about related party transactions and outstanding balances with related parties.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the year ended December 31, 2024, and for interim periods beginning in 2025. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements.

In October 2024, the PCAOB adopted a new framework under the AS 1000 series - 1000 Series – General Responsibilities of the Auditor, which consolidates and modernizes the foundational responsibilities of auditors. Key changes include enhancements to professional skepticism, documentation, and coordination of the audit engagement, particularly in relation to the use of technology-assisted audit tools. The standard is effective for audits of financial statements for fiscal years ending on or after December 15, 2024. The Company does not anticipate any material impact from this standard, but it may influence the documentation and review procedures used by the Company’s auditors.

Effective January 1, 2024, for smaller reporting companies, the Financial Accounting Standards Board issued ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating the requirement to separately account for beneficial conversion features. The ASU also amends guidance for derivative scope exceptions and improves disclosures for convertible instruments. The Company adopted ASU 2020-06 on January 1, 2024, using the modified retrospective approach. The adoption has no impact on company financial statements.

Environmental Credits (Proposed Topic 818) - New guidance on how to account for environmental credits like carbon offsets and renewable energy certificates. Focus on consistent recognition, measurement, and disclosure. Still in proposal stage (comment period through April 2025). As no renewable energy sources are used for operations, we currently deem these credits are not applicable.

Disaggregation of Income Statement Expenses (ASU 2024-03) - Companies must break out major expense categories (e.g., labour, depreciation) in the notes to financial statements aimed at improving transparency. Effective for annual periods after Dec 15, 2026 (early adoption allowed). This is applicable to the Company but it’s not yet effective and the Company has not elected early adoption.

Income Tax Disclosure Improvements (ASU 2023-09) - Requires clearer details on income taxes paid (by federal, state, and foreign) and better breakdowns of rate reconciliations. Helps investors better understand a company’s tax situation. This standard applies to the Company but is not currently applicable to current period financials, as company has no tax expense.

The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may apply to the Company, the Company has not identified any new standards that it believes merit further discussion or change to adopted policies, and the Company expects that none would have a significant impact on its financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

Below is a schedule of accounts receivable disclosing the basis for the accrual and the beginning balances:

	For the period ended
Description:	June 30, 2025	December 31, 2024
Accounts receivable – revenue recognized	$23,070	$261,276
Allowance for doubtful accounts	(667)	(96,727)
Total accounts receivable, net	$22,403	$164,549

On March 30, 2025, the Company recognized a gain on disposition that included this asset for $92,685 related to assigned subsidiaries.

NOTE 5 – PROPERTY & EQUIPMENT

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

Maintenance and repair expenses, as incurred, are charged to expenses. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2025	December 31, 2024
Property and equipment	$-	$7,500
Less: accumulated depreciation	-	-
Property and equipment, net	$-	$7,500

Property and equipment consisted of vehicles, leasehold improvements and computers and other network technology equipment, primarily located in the RedGear office facilities. On March 30, 2025, the Company recognized a gain on disposition that included this asset. For the six months ended June 30, 2025, the depreciation expense was $0.

NOTE 6 – PREPAID EXPENSES

From time-to-time vendors require prepayment of services for insurance coverages, software use and for other goods or services. The following is a summary of prepaid expenses:

	For the period ended
	June 30, 2025	December 31, 2024
Prepaid Consulting	$-	$60,487
Prepaid Insurance	40,579	-
Total	$40,579	$60,487

On March 30, 2025, the Company recognized a gain on disposition that included prepaid consulting for $60,487 related to assigned subsidiaries.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company acquired the operations, assets and liabilities of Innovative Network Designs, LLC during the year ended December 31, 2022. The Company recognized goodwill of $5,363,173. Prior to 2024, the Company wrote off its goodwill by $4,136,746. During the year ended December 31, 2024, this goodwill was further impaired to $0, incurring a loss of $1,226,427.

During the year ended December 31, 2023, the Company acquired the operations, assets and liabilities of RedGear, LLC and recognized goodwill of $2,117,502. During the year ended December 31, 2024, the Company fully impaired this goodwill incurring a loss of $2,117,502.

During the year ended December 31, 2024, the Company acquired a customer list from Singer for $121,001. The Company offered Singer’s customers new agreements under its updated business model; however, most declined. As a result, the Company wrote off the customer list by $121,001 incurring a loss of $121,001.

NOTE 8 – ASSIGNMENT OF ASSETS AND LIABILITIES

On March 31, 2025, the Company sold its interest in ReachOut Technology Corp. including its membership interests in its subsidiaries Innovative Network Designs LLC and RedGear LLC for a nominal amount. The sale/assignment was to an unrelated third party (“assignee or third-party assignee”) and includes disposal of 100% equity interest in these entities.

The Company recognized an impairment gain for the full value of its investment in ReachOut Technology Corp amounting to $11,233,944.

NOTE 9 – SELLERS’ TERM AND SECURED NOTES PAYABLE

On October 1, 2022 the Company’s subsidiary ReachOut issued a term promissory note to the sellers of the membership interest in Innovative Network Designs LLC. Under the option selected by the holder of the note, a ballon payment of principal is due on October 1, 2024. The note principal is $1,175,000, bears interest at 24%, matures on October 1, 2024. On March 31, 2025, the related principal and interest in the amount of $1,893,545 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

On October 1, 2022 the Company issued a secured promissory note to the sellers of the membership interest in Innovative Network Designs LLC. The original (as adjusted for purchase contingencies) note principal was $868,193 bears interest at 7%, matures on April 2, 2025. The note amortizes over the term with the first principal payment of $96,466 due on April 15, 2023, along with $37,463 of accrued interest. Subsequent quarterly payments of interest and principal begin on July 15, 2023 and continue through maturity. The note is secured by a second priority lien on the membership interest purchased by the Company and certain other assets related to the acquisition. On March 31, 2025, the related principal and interest in the amount of $527,741 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

NOTE 10 – DUE TO FINANCIAL INSTITUTIONS

The Company has taken loans from financial institutions in the form of sales of future receivables, had outstanding balance of principal (net of unamortized debt discounts) of $917,405 and $917,405 as of March 30, 2025, and December 31, 2024. On March 31, 2025, the loan amount of $917,405 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

The Company, through its wholly owned subsidiary IND, engaged PIPE Technologies Inc. for financing. The financing arrangement was in the form of a sale of future revenues, whereby PIPE advanced a net amount of $613,800 on February 7, 2023, recorded on the books of the Company. On February 1, 2023 the Company recognized $59,520 as principal charged to interest expense related to the financing, also recorded on the books of the Company. The amount of $59,520 was deducted from the proceeds advanced. The total loan principal of $773,320 was recognized. From March 31, to September 30, 2023 the Company made monthly payments of $64,138 or $44,871, from October 31, to December 7, 2023. The total amount paid of $583,578 was applied to principal leaving a balance of $89,743. On March 31, 2025, the loan amount of $89,743 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

The Company arranged a similar financing transaction with Fora Financial for which it received cash of $1,212,500 net of underwriting fees of $37,500 (treated as OID and amortized over the life of the loan). A total of $312,500 of interest charges were charged by the lender. Weekly payments of principal and interest totaling $31,250 were scheduled to be paid beginning March 7, 2023. At December 31, 2023 a total principal of $1,247,294, less unamortized discounts of $177,342 ($1,069,952 net for presentation) have been recognized as due to Fora. At December 31, 2024, the debt discount was fully amortized and the principal balance was $753,725. On March 31, 2025, the loan amount of $753,725 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

On January 30, 2024, the Company arranged another financing (Future Sale of Receivables) with Fox Funding Group LLC for which it received cash of $287,705 net of underwriting fees of $12,295 (treated as OID and amortized over the life of the loan). A total of $105,000 of interest charges were charged by the lender. Weekly payments of principal and interest totaling $12,625, beginning February 2, 2024. At December 10, 2024, the debt discount was fully amortized and the principal balance was $65,937. On March 31, 2025, the loan amount of $65,937 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

Choice Financial Group is owed $8,000 under a financial arrangement as of March 30, 2025. On March 31, 2025, the loan amount of $8,000 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

NOTE 11 – THIRD PARTY NOTES PAYABLE

The Company has issued various notes to investors to fund operations prior to the reverse merger on November 9, 2023. Below is basic information about each of these legacy financings.

During the year ended December 31, 2023, $17,910 of related party notes payable were reclassified to notes payable (third parties) as the former officer is not a related party. There is no interest due on the note. This note is in default. The principal balance is $17,910, as of June 30, 2025.

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of June 30, 2025, accrued interest amounted to $18,484.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of June 30, 2025, accrued interest amounted to $14,514.

On March 27, 2017, the Company issued Craigstone Ltd. A promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of June 30, 2025, accrued interest amounted to $9,926.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of June 30, 2025, accrued interest amounted to $3,504.

On July 28, 2017, the Company issued Backenald Trading Ltd. A promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of June 30, 2025, principal and accrued interest amounts are $20,000 and $15,072, respectively.

On January 24, 2020, the Company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 0% per annum, and maturing on April 30, 2020. This note is in default. As of June 30, 2025, principal and accrued interest amounts are $15,000 and $0, respectively.

On March 24, 2020, the Company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. This note is in default. As of June 30, 2025, following forgiveness of $5,000 and $6,131 of principal and interest respectively, the balance due on this note for principal and interest is $16,500 and $7,726, respectively.

On June 1, 2023, the Company issued a third party a promissory note in the principal amount of $40,675, bearing interest at the rate of 5% per annum, and maturing on June 1, 2024. During the year ending December 31, 2023, an additional $15,000 was advanced to the Company bringing the total principal due to $55,675. This is note is in default. As of June 30, 2025, principal and accrued interest amounts are $55,675 and $3,131, respectively.

At June 30, 2025, the Company was also indebted to a third party for a total of $24,656, for a non-interest-bearing note. This note was in default since December 30, 2015.

On May 20, 2024, the Company issued a promissory note to 1800 Diagonal Lending LLC for the principal amount of $149,500. A Company subsidiary received $125,000 in cash and authorized $5,000 to be paid to its attorney for legal services in conjunction with the note. OID of $19,500 and the legal expense are treated as debt discounts amortized over the term of the note, maturing March 30, 2025. The note carries 12% interest and has mandatory monthly payments of principal and accrued interest of $16,744. In the event of default, the note and unpaid accrued interest are fully convertible into common stock at a 35% discount to market price as defined in the note. The first payment was made on June 30, 2024. As of June 30, 2025, this note was paid in full.

On February 4, 2025 the Company issued a promissory note to Red Road Holdings Corporation for the principal amount of $149,500. A Company subsidiary received $126,000 in cash and authorized $4,000 to be paid to its attorney for legal services in conjunction with the note. OID of $19,500 and the legal expense are treated as debt discounts amortized over the term of the note, maturing December 15, 2025. The note carries 12% interest and has mandatory monthly payments of principal and accrued interest of $16,744. In the event of default, the note and unpaid accrued interest are fully convertible into common stock at a 35% discount to market price as defined in the note. The first payment was made on June 30, 2024. The principal balance was $89,700 at June 30, 2025.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Post Reverse Merger Issuances

On November 10, 2023, FRQN issued a convertible note payable, 142,424,186 warrants to purchase to the Company’s common stock and Series D Preferred Shares to Trillium Partners, L.P. The convertible note has principal of $470,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. $436,000 was received as cash and $34,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The note is in default and a waiver and forbearance for the default has been issued by the note holder. At June 30, 2025 the principal and accrued interest are $470,000 and $8,608 respectively.

On December 1, 2023, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on August 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. The note was determined to include an embedded derivative which has been bifurcated and included in derivative liabilities. At June 30, 2025 the principal and accrued interest are $15,000 and $2,845, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On January 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on September 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025 the principal and accrued interest are $15,000 and $2,693, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On January 11, 2024, FRQN issued a convertible note payable and 163,333,333 warrants (exercisable at $0.001) to purchase to the Company’s common to Trillium Partners, L.P. The convertible note has principal of $539,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.001 or 50% of the lowest traded price during the thirty days prior to conversion. $490,000 was received as cash and $49,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The note is in default and a waiver and forbearance for the default has been issued by the note holder. At June 30, 2025 the principal and accrued interest are $539,000 and $94,982, respectively.

On February 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025 the principal and accrued interest are $10,000 and $1,693, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On March 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025 the principal and accrued interest are $10,000 and $1,598, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On April 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on December 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025 the principal and accrued interest are $10,000 and $1,496, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On April 3, 2024, FRQN issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $135,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 18,939,394 shares of common stock for $0.0003 (subject to certain specified adjustments) for a period of seven years from the date of issuance. The note is in default and a waiver and forbearance for the default has been issued by the note holder. At June 30, 2025 the principal and accrued interest are $135,000 and $20,106, respectively.

On May 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on January 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025 the principal and accrued interest are $10,000 and $1,394 respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On May 31, 2024, FRQN issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $60,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 9,000,000 shares of common stock for $0.0066 (The note is in default and a waiver and forbearance for the default has been issued by the note holder. This note is in default. At June 30, 2025 the principal and accrued interest are $60,000 and $7,792, respectively.

On June 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on February 28, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025 the principal and accrued interest are $10,000 and $1,292, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On July 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on March 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025 the principal and accrued interest are $10,000, and $1,197, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On August 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on April 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025 the principal and accrued interest are $10,000 and $1,095, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On September 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025 the principal and accrued interest are $10,000, and $993, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On October 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on June 30, 2025, and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025 the principal and accrued interest are $10,000, and $894, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On November 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on July 31, 2025, and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025, the principal and accrued interest are $10,000, and $792, respectively.

On December 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on August 31, 2025, and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025, the principal and accrued interest are $10,000, and $694, respectively.

On January 1, 2025, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on September 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025, the principal and accrued interest are $10,000, and $592, respectively.

On February 1, 2025, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025, the principal and accrued interest are $10,000, and $490, respectively.

On March 1, 2025, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025, the principal and accrued interest are $10,000, and $398, respectively.

On March 27, 2025, FRQN issued a convertible note payable and warrants to purchase to the Company’s common stock to Trillium Partners, L.P. The convertible note has principal of $30,000, bears interest at 12%, matures on December 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. $25,000 was received as cash and 5,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The warrants allow the holder to purchase 30,000,000 shares of common stock for $0.0003 for a period of seven years from the date of issuance. At June 30, 2025 the principal and accrued interest are $30,000 and $937, respectively.

On April 1, 2025, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on December 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025, the principal and accrued interest are $10,000, and $296, respectively.

On May 1, 2025, the Company issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on January 31, 2026 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025, the principal and accrued interest are $10,000, and $197, respectively.

On June 1, 2025, the Company issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on February 28, 2026 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At June 30, 2025, the principal and accrued interest are $10,000, and $95, respectively.

NOTE 13 – OFFICER LIFE INSURANCE PREMIUMS PAYABLE

On October 1, 2022, the Company committed to paying life insurance with the sellers of the membership interest in Innovative Network Designs LLC. The total amount of the obligation was $3,150,000 to be paid in equal installments of $450,000 over seven years. The obligation of $2,700,000 was presented on the balance sheet at December 31, 2024. On March 31, 2025, the officer life insurance premiums payable in the amount of $2,700,000 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of June 30, 2025, the Company owes the CEO $74,098 for advances made to the Company for certain operating costs. The advance is non-interest bearing and due on demand.

NOTE 15 – TEMPORARY EQUITY

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

As of June 30, 2025, the Company has preferred stock to be issued in the amount of $357,022, following conversions to 50,000,000 common shares. Based on the terms of the Agreement as of March 31, 2024, the preferred Series A can be converted at $0.00035 per share, into 1,020,062,029 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown number of preferred shares to be issued and the preferred shares are convertible at the option of the holder, the Company determined that the shares to be issued shall be treated as temporary equity. As of June 30, 2025 and December 31, 2024, the amount of temporary equity was $357,022.

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

NOTE 16 – PREFERRED STOCK

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

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. On August 25, 2023, Everett Dickson, Chairman of the Board, agreed to return 4,525,000 shares of Series A preferred Stock to the Company. The shares will be retired by the Company. His remaining 475,000 shares were sold to Mr. Richard Jordan for $140,000, during the year ended December 31, 2023. As of June 30, 2025 and December 31, 2024, the Company had issued and outstanding 475,000 shares of series A preferred stock with par value of $48.

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

The accrued dividend of 2% of the stated value ($3.00 per share) was calculated to be $260,342 for the six months ended June 30, 2025.

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

Under the terms of the Security Purchase Agreement to issue Trillium Partners 1,000,000 shares of Series D Preferred Stock for a financing commitment and 250,000 shares to Everett Dickson as consideration for surrendering 4,525,000 shares of Series A Preferred Stock.

The accrued dividend of 2% of the stated value ($1.00 per share) was calculated to be $12,397 for the six months ended June 30, 2025.

Obligations to Issue Newly Designated Series of Preferred Stock

The total obligation to issue newly designated convertible preferred shares is $2,440,950 at June 30, 2025 and December 31, 2024. The obligation is outlined below.

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

On December 27, 2024 the board of directors approved the Debt Cancellation and Exchange Agreement in satisfaction of liabilities owed to the CEO and a private company he controlled for an aggregate amount of $2,440,950 and authorized the creation of a new series of preferred stock to be issued to First Portfolio Management LLC.

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

NOTE 17 – COMMON STOCK

On June 30, 2025 and December 31, 2024, the Company had 2,500,000,000 and 2,500,000,000 shares of common stock authorized respectively. There were 670,038,944 and 384,088,943 common shares of stock outstanding on June 30, 2025 and December 31, 2024.

During the six months ended June 30, 2025, the Trillium converted $75,760 and $10,025 of interest and fees, respectively, into 285,950,001 shares of common stock.

NOTE 18 – OPTIONS AND WARRANTS

During the six months ended June 30, 2025, 30,000,000 warrants for common stock were issued, having a seven-year period during which the warrants can be exercised at $0.0003 per share were issued to investors. The warrants have been valued at $14,972 and were charged to loss on issuance.

For the six months ended June 30, 2025 and year ended December 31, 2024, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2024	333,696,913	$0.0004	5.98	$0.0078	$491,376
Issued and exercisable during the six months ended June 30, 2025	30,000,000	0.0003	6.75	0.0005	16,500
Outstanding and exercisable at June 30, 2025	363,696,913	$0.00078	5.59	$0.00174	$24,015

Stock Options Issued

For the six months ended June 30, 2025 and the year ended December 31, 2024, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2024	611,214	$1.00	8.75	$0.004	$2,750
Issued during the six months ended June 30, 2025	-	-	-	-	-
Outstanding and exercisable at June 30, 2025	611,214	$1.00	8.25	$0.004	$(610,694)

NOTE 19 – OPERATING LEASE

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

The offices for the Company are shared with a related party ReachOut IL (an S corporation), under an arrangement that is not formalized.

	June 30, 2025	December 31, 2024
Operating lease at inception	$767,068	$767,068
Less accumulated reduction	(741,722)	(735,338)
Reduction due to deconsolidation	(25,346)	-
Balance ROU asset	$-	$31,730

Operating lease liabilities at inception	$767,068	$767,068
Reduction of lease liabilities (includes termination write-off)	(740,663)	(733,826)
Reduction due to deconsolidation	(26,405)	-
Total lease liabilities	-	33,242
Less: current portion	-	(33,242)
Lease liabilities, non-current	$-	$-

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$-	$33,242
Less discount to fair value	-	-
Total lease liability	$-	$33,242

For the six months ended June 30, 2025 rent expense was $6,799.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Legal Matters

IND & RedGear LLC - Purchase Dispute

Prior to March 31, 2025, the Company’s consolidated subsidiaries were involved in certain legal proceedings. Upon deconsolidation of these subsidiaries on March 31, 2025, all related assets, liabilities, and obligations were retained by the former subsidiaries. The Company has no guarantees, indemnities, or other commitments related to these matters and does not expect any future obligations arising therefrom.

Other Contingencies

On December 1, 2023, the Company entered into a service agreement with Frondeur Partners LLC (“Frondeur”).

Frondeur will provide accounting, reporting and consulting services on a monthly basis. On December 1, 2023, the Company executed a corporate services agreement with Frondeur Partners LLC a Nevada limited liability company. Under the terms of the agreement the Company will receive accounting and reporting services. As compensation Frondeur will receive monthly payments of $5,000 in cash and a convertible promissory note for $10,000. The notes are convertible into the Company’s common stock at a 50% discount to the market price (defined in the notes). As of the date of issuance of this report the Company has issued nineteen such notes (December 1, 2023 through June 30, 2025), which are accounted for as notes with embedded derivatives to be bifurcated and recognized as derivative liabilities. The agreement was terminated on June 30, 2025.

NOTE 21 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements other than the following.

On July 7, 2025, Frondeur Partners LLC, converted a total of $8,345 of principal, interest and fees into 33,381,920 shares of common stock.

On July 25, 2025, Frondeur Partners LLC, converted a total of $11,408 of principal, interest and fees into 45,631,400 shares of common stock.

On July 15, 2025, Trillium LP converted $16,075 and $1,325 of interest and conversion fees, respectively, into 69,600,000 common shares.

On July 27, 2025, FRQN issued a convertible note payable and 55,000,000 warrants (exercisable at $0.0006) to purchase to the Company’s common to Trillium Partners, L.P. The convertible note has principal of $55,000, bears interest at 12%, matures on June 30, 2026 and may be converted to common shares at the lower of $0.0006 or 50% of the lowest traded price during the thirty days prior to conversion.

On August 4, 2025, Trillium LP converted $13,297 and $1,325 of interest and conversion fees, respectively, into 58,489,560 common shares.

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

Overview

Frequency Holdings Inc. (“FRQN”, “Frequency”, the “Company”), (f/k/a Yuengling’s Ice Cream Corporation.) was incorporated in Nevada on April 19, 2013, under the name “Aureus Incorporated”. On May 9, 2025, the Company changed its name to Frequency Holdings, Inc., in the State of Nevada. The name change with FINFRA to Frequency Holdings, Inc and symbol change to FRQN was finalized on July 25, 2025. The Company is currently active in the state of Nevada.

The Company’s flagship operating company, ReachOut Digital Intelligence (“RDI”), is at the forefront of this strategy. Founded by cybersecurity expert Rick Jordan, RDI has evolved from a regional IT services provider into a national leader in cybersecurity solutions for small to medium-sized businesses (SMBs). The company offers comprehensive services, including 24/7 threat monitoring, compliance support, and AI-driven automation, all delivered through a subscription-based model that ensures predictable, recurring revenue.

Strategic Evolution

Over time, the Company has shifted its growth strategy from acquiring larger entities to targeting smaller, high-potential firms. This approach allows for faster integration and scalability, leveraging RDI’s robust platform to enhance service offerings and operational efficiency. The company’s focus on AI and automation has streamlined operations, reduced costs, and improved service delivery, positioning RDI as a disruptive force in the cybersecurity industry.

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

Competitive Landscape

The cybersecurity and IT services industry serving small to medium-sized businesses (SMBs) remains highly fragmented, with thousands of regional providers competing for localized market share. Traditional Managed Service Providers (MSPs) often lack specialization in advanced cybersecurity, operate without brand distinction, and struggle to scale beyond their geographic footprint. Meanwhile, enterprise-focused firms overlook the SMB sector entirely, creating a significant gap in the market. RDI is positioning to fill that gap by building a nationally recognized brand offering enterprise-grade cybersecurity tailored for SMBs. The Company competes based on service depth, speed of response, AI-powered scalability, and a media-driven awareness strategy uncommon in the sector.

Core Differentiators

RDI’s platform is built on recurring revenue, subscription-based services, and proprietary operational processes designed for scale. The Company leverages AI to improve ticket resolution time and reduce labor reliance, unlocking better margins and faster acquisition integration. Its leadership team—anchored by CEO Rick Jordan and supported by board member Kevin Harrington—brings a unique blend of cybersecurity, operational, M&A, and public market expertise. In addition, RDI’s transformation into a holding company enables investment in high-upside, synergistic ventures like TRUSTLESS, a blockchain-based identity platform expected to contribute long-term balance sheet growth via the equity method. The Company’s acquisition strategy targets high-ROI, under-optimized SMB providers in underserved U.S. markets identified through search-intent data.

Risks & Challenges

As with any acquisition-driven growth strategy, RDI faces risks related to integration, cultural alignment, and operational scalability. The Company has mitigated this by shifting focus from larger, complex acquisitions to smaller, more agile targets with faster onboarding potential. The technology landscape evolves rapidly, particularly in AI and cybersecurity, requiring continuous innovation and investment to maintain service relevance. Market volatility, macroeconomic fluctuations, and capital availability may also impact the pace of acquisitions and expansion. Additionally, the Company’s high-growth profile and media-forward leadership may attract increased public scrutiny, which it manages through proactive governance and transparency.

The Broken MSP Model vs. RDI’s Scalable Platform Approach

The traditional Managed Service Provider (MSP) model is outdated, fragmented, and fundamentally ill-equipped to scale. Most regional IT providers suffer from long response times, underqualified support teams, and surface-level cybersecurity offerings—leaving SMBs exposed to increasing cyber threats without strategic guidance or enterprise-grade protection.

Common Weaknesses in Traditional IT Providers:

●	Delayed Response & Resolution: Ticket triaging systems are slow and arbitrary, often delaying help for critical issues.

●	Inefficient Frontline Support: Non-technical dispatchers create bottlenecks before a qualified technician is even looped in.

●	Limited Cyber Talent: Most small IT providers lack advanced cybersecurity capabilities or compliance readiness support.

●	Basic Security Tools: Antivirus and firewalls are not enough—many providers leave clients vulnerable to ransomware, phishing, and regulatory fines.

RDI’s Differentiated, Scalable Approach:

●	Sub-Minute Response Times: Client calls are answered live by trained technicians within 60 seconds—most issues are resolved in under 15 minutes.

●	AI-Augmented Service Delivery: Intelligent copilots are deployed to automate L1 support, reduce labor costs, and scale support across acquisitions without bloating headcount.

●	Proactive Strategic Engagement: Clients receive dedicated vCIOs and vCISOs, quarterly business reviews, and continuous cybersecurity posture analysis—supporting growth, compliance, and risk mitigation.

●	Advanced Security Infrastructure: RDI delivers 24/7 SOC-backed protection, anti-phishing training, ransomware mitigation, custom audits, and compliance solutions for HIPAA, CMMC, NIST 800-171, and more.

RDI isn’t just improving MSP operations—it’s replacing them. By reimagining IT and cybersecurity as a national, AI-powered, subscription-based platform with media-fueled brand recognition, RDI is positioned to lead this $700B+ market into its next evolution—while creating massive long-term value for shareholders.

RDI’s Future Growth Strategy

1. Holding Company Expansion with a Berkshire Model & Alphabet Playbook

RDI’s parent company is executing a strategic shift into a modern holding company structure—modeled after Berkshire Hathaway’s capital efficiency and Alphabet’s innovation strategy. This structure allows for the acquisition and development of independently operated, high-growth subsidiaries across cybersecurity, AI, and blockchain—positioning RDI not just as an IT company, but as a scalable technology platform holding company with NASDAQ ambitions.

2. Building the T-Mobile of Cybersecurity & IT

We are establishing the first nationally recognized brand in cybersecurity and IT for SMBs—combining aggressive market presence, media dominance, and a bold personality with enterprise-grade service. Just as T-Mobile disrupted telecom by turning a commodity into a brand experience, RDI is creating visibility, trust, and loyalty in an industry dominated by forgettable local providers.

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

4. Launching & Scaling Disruptive Platforms (e.g., TRUSTLESS)

TRUSTLESS, our blockchain-based identity and data security platform, is the first of several vertically independent, equity-holding ventures RDI will launch. These subsidiaries operate with their own branding, management, and financial roadmap, while allowing RDI to book long-term value via the equity method—creating asymmetric upside that outpaces traditional service firm multiples.

5. AI-First Operations for Scalable Margin

Through the integration of AI copilots and intelligent automation, RDI reduces headcount pressure while increasing client satisfaction, response time, and issue resolution. This enables aggressive acquisition without bloated overhead—scaling revenue without scaling cost, improving margins across the portfolio.

6. Organic Growth Through Media, Search, and Strategy

Rick Jordan’s personal brand, bolstered by a podcast downloaded in 70+ countries and a reach of over 1.6M followers, fuels inbound demand and elevates RDI’s media presence. Our go-to-market strategy is powered by intent-driven search data, geo-targeted content, and a direct-response engine that creates outsized lead volume and customer conversion in every acquired market.

7. Compliance-Driven Market Penetration

RDI continues to build industry-specific offerings for high-demand, regulation-heavy sectors like education, defense, and healthcare—where compliance frameworks like CMMC, HIPAA, and NIST SP 800-171 create both a barrier to entry and a premium service need. This aligns with our security-first, recurring revenue foundation.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net income of $7,831,658, for the six months ended June 30, 2025, primarily due to a non cash gain on disposal of $11,233,944. We incurred negative cash flows from operations for the period of $271,232. As of June 30, 2025, the working capital deficit, stockholders’ deficit, and accumulated deficit was $6,536,826, $7,791,931 and $13,265,868 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition, and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

Results of Operations for the Three Months ended June 30, 2025 and 2024

Revenue

We had $919,304 in revenue for the three months ended June 30, 2025, compared to $1,313,873 for the thee months ended June 30, 2024. The decrease in revenue is primarily due to the Company’s restructuring.

Cost of Goods Sold

We incurred $295,475 in costs of goods sold for the three months ended June 30, 2025, compared to $390,251 for the three months ended June 30, 2024. This decrease is primarily due to the Company’s restructuring.

General and administrative expenses

We had $245,420 of general and administrative expenses (“G&A”) for the three months ended June 30, 2025, compared to $345,904 for the three months ended June 30, 2024, a decrease of $100,484 or 29%. The decrease in revenue is primarily due to the Company’s restructuring.

Compensation

We had $236,837 in compensation for the three months ended June 30, 2025 compared to $1,156,998 of compensation for the three months ended June 30, 2024, a decrease of $920,161 or 79.5%. The decrease in revenue is primarily due to the Company’s restructuring.

Professional expenses

We incurred $23,212 of professional fees for the three months ended June 30, 2025, compared to $52,901 for the three months ended June 30, 2024, a decrease of $29,689 or 56.1%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease in the current period is due to a decrease in audit fees.

Other income (expense)

For the three months ended June 30, 2025, we had total other income of $1,172,121, compared to total other expenses of $1,005,253 for the three months ended June 30, 2024. In the current period we incurred a loss of $33,133 for expense related to our derivatives, a gain of $1,702,515 for the change in fair value of derivatives, $346,278 of interest expense and a $150,983 loss on the conversion of debt. In the prior period ended June 30, 2024, we incurred a loss of $4,108,977 expense related to our derivatives, a gain of $3,718,424 for the change in fair value of derivatives, interest expense of $434,779 and a loss on conversion of convertible debt of $179,921.

Net Profit (loss)

We had net income of $1,290,481 for the three months ended June 30, 2025, compared to a net loss of $1,673,434 for the three months ended June 30, 2024.

Results of Operations for the Six Months ended June 30, 2025 and 2024

Revenue

We had $1,332,616 in revenue for the six months ended June 30, 2025, compared to $3,411,102 for the six months ended June 30, 2024. The decrease in revenue is primarily due to the Company’s restructuring.

Cost of Goods Sold

We incurred $303,646 in costs of goods sold for the six months ended June 30, 2025, compared to $1,435,690 for the six months ended June 30, 2024. This decrease is primarily due to the Company’s restructuring.

Impairment Loss

We incurred $3,505,069 in impairment loss for the six months ended June 30, 2025 compared to $2,117,502 for the six months ended June 30, 2024.

General and administrative expenses

We had $267,008 of G&A for the six months ended June 30, 2025, compared to $654,516 for the six months ended June 30, 2024, a decrease of $387,508 or 59.2%. The decrease in revenue is primarily due to the Company’s restructuring.

Compensation

We had $1,068,957 in compensation for the six months ended June 30, 2025 compared to $2,057,472 of compensation for the six months ended June 30, 2024, a decrease of $988,515 or 48%. The decrease in revenue is primarily due to the Company’s restructuring.

Professional expenses

We incurred $283,487 of professional fees for the six months ended June 30, 2025, compared to $388,159 for the six months ended June 30, 2024, a decrease of $104,672 or 27%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease in the current period is due to a decrease in audit fees.

Other income (expense)

For the six months ended June 30, 2025, we had total other income of $11,927,209, compared to total other expenses of $7,417,906 for the six months ended June 30, 2024.

In the current period we had gain on disposal of $11,233,944, $175,495 of expense related to our derivatives, a gain of $1,767,895 for the change in fair value of derivatives, interest expense of $636,679 and a loss on conversion of debt of $262,456.

In the prior period we had $20,722,300 of expense related to our derivatives, a gain of $13,136,512 for the change in fair value of derivatives, interest expense of $822,630 and a loss on conversion of debt of $179,921 and a gain on the extinguishment of debt of $1,170,433.

Net Profit (loss)

We had net income of $7,831,658 for the six months ended June 30, 2025, compared to a net loss of $10,660,143 for the six months ended June 30, 2024.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the six months ended June 30, 2025 was $271,232 compared to $632,634 of cash used in operating activities for the six months ended June 30, 2024.

Cash Flows from Investing

We used $0 for investing activities for the six months ended June 30, 2025, compared to using $175,309 for investing activities for the six months ended June 30, 2024.

Cash Flows from Financing

For the six months ended June 30, 2025, we netted $62,088 from financing activities. We received $126,000 from the issuance of a note payable, and $32,097 from our insurance financing loan. We repaid $104,699 of notes payable and used $16,310 for disposal of subsidiary.

For the six months ended June 30, 2024, we netted $529,644 from financing activities. We received $287,705 from proceeds from a loan (Fox) and $662,500 from the issuance of convertible notes. We repaid $92,295 on the Fox loan, $316,577 on the Fora loan and $113,177 on repayment of seller notes. We had a new vehicle loan of $53,896, note issued of $125,000, a repayment of vehicle loans of $26,129, and repayments of affiliate advances of $36,550.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-Q for a summary of our critical accounting policies and recently adopted and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of June 30, 2025, these disclosure controls and procedures were not effective.

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

None

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the six months ended June 30, 2025, the Trillium converted $75,760 and $10,025 of interest and fees, respectively, into 285,950,001 shares of common stock.

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

Frequency Holdings Inc.

Name	Title	Date

/s/ Richard Jordan	President and Chief Executive Officer	August 19, 2025
Richard Jordan