Form 10-Q
period 2025-09-30
Frequency Holdings, Inc
filed 2025-11-19
CIK 1624517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of November 19, 2025 there were 1,899,869,698 shares of common stock outstanding.

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

Employees

The Company currently has approximately twenty-two full-time and part-time employees, including officers and directors. Our employees are not represented by any labor union.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FREQUENCY HOLDINGS INC.

(formerly Yuengling’s Ice Cream Corporation)

FREQUENCY HOLDINGS INC.

(formerly Yuengling’s Ice Cream Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$30,155	$275,292
Accounts receivable, net	38,050	164,549
Prepaid expenses	34,086	60,487
Total Current Assets	102,291	500,328

Other Assets:
Furniture and fixed assets, net	-	7,500
Right of use asset	-	31,730
Total non-current assets	-	39,230
Total Assets	$102,291	$539,558
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$557,241	$2,062,746
Accrued interest	249,194	935,699
Due to officer	210,008	-
Due to financial institutions	-	917,405
Seller notes and loans payable, related parties current	-	465,618
Term note payable, related parties	-	1,175,000
Other loans and notes payable	263,166	240,160
Officer life insurance liability, current portion	-	900,000
Convertible notes payable, net of debt discount	1,383,135	954,907
Derivative liability	2,010,092	5,786,478
Lease liability, current portion	-	33,242
Total Current Liabilities	4,672,836	13,471,255

Non-Current Liabilities:
Officer life insurance premium, non-current portion	-	1,800,000
Dividend payable, preferred stock Series C & D	1,036,714	625,344
Total Non-Current Liabilities	1,036,714	2,425,344
Total Liabilities	$5,709,550	$15,896,599

Commitments and contingencies		-

Temporary Equity - Preferred Series A stock to be issued	357,022	357,022

Stockholders’ Deficit:
Common stock to be issued	37,088	65,000
Preferred stock to be issued	2,440,950	2,448,038
Preferred stock, Series A; par value $0.0001; 10,000,000 shares authorized, 475,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	48	48
Preferred stock, Series C and D, par value $0.0001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	1,000	1,000
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 1,107,314,007 and 384,088,943 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,107,316	384,089
Additional paid in capital	2,205,547	2,247,549
Accumulated deficit	(11,756,230)	(20,859,786)
Total Stockholders’ Deficit	(5,964,281)	(15,714,062)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$102,291	$539,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FREQUENCY HOLDINGS INC.

(formerly Yuengling’s Ice Cream Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	250,319	1,036,171	1,582,935	4,447,273
Cost of goods sold	111,478	252,593	415,124	1,688,283
Gross Profit	138,841	783,578	1,167,811	2,758,990

Operating Expenses:
Impairment loss	-	-	3,505,069	2,117,502
General and administrative expenses	207,938	101,830	474,946	756,346
Compensation expense	262,530	757,765	1,331,487	2,815,237
Professional fees	49,088	115,848	332,575	504,007
Total operating expenses	519,556	975,443	5,644,077	6,193,092

Loss from operations	(380,715)	(191,865)	(4,476,266)	(3,434,102)

Other income (expense):
Gain on disposal	-	-	11,233,944	-
Derivative: expense, gains and losses from issuances	(214,770)	(34,452)	(390,265)	(20,756,752)
Changes in fair value of derivatives	2,345,277	12,459,531	4,113,172	25,596,043
Gain on debt extinguishment	-	1,497,802	-	2,668,235
Interest expense	(113,255)	(347,917)	(749,934)	(1,170,547)
Gain (loss) on conversion of convertible debt	11,726	-	(250,730)	(179,921)
Other income	6	-	6	-
Total other income	2,028,984	13,574,964	13,956,193	6,157,058

Income before provision for income tax	1,648,269	13,383,099	9,479,927	2,722,956

Provision for income tax	-	-	-	-

Net income	$1,648,269	$13,383,099	$9,479,927	$2,722,956

Basic income per share	$0.00	$0.04	$0.02	$0.01
Diluted income per share	$0.00	$0.00	$0.00	$0.00

Basic weighted average shares	883,467,510	384,088,943	610,797,350	366,915,105
Diluted weighted average shares	16,970,076,976	8,299,588,116	16,697,406,813	8,055,885,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FREQUENCY HOLDINGS INC.
(formerly Yuengling’s Ice Cream Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Series A Preferred Stock		Series C & D Preferred Stock		Common Stock		Stock to be Issued	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance at December 31, 2024	475,000	$48	10,000,000	$1,000	384,088,943	$384,089	$2,513,038	$2,247,549	$(20,859,786)	$(15,714,062)

Sale of ReachOut including obligation to issue shares	-	-	-	-	-	-	(35,000)	-	35,000	-

Loss on Conversion	-	-	-	-	-	-	-	111,473	-	111,473

Conversion of convertible note interest to common stock	-	-	-	-	55,016,667	55,017	-	(38,512)	-	16,505

Warrants issued to investors	-	-	-	-	-	-	-	14,972	-	14,972

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(135,616)	(135,616)

Net income	-	-	-	-	-	-	-	-	6,541,177	6,541,177

Balance at March 31, 2025	475,000	48	10,000,000	1,000	439,105,610	439,106	2,478,038	2,335,482	(14,419,225)	(9,165,551)

Conversion of convertible interest to common stock	-	-	-	-	230,933,334	230,934	-	(161,654)	-	69,280

Loss on conversion	-	-	-	-	-	-	-	150,983	-	150,983

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(137,123)	(137,123)

Net income	-	-	-	-	-	-	-	-	1,290,480	1,290,480

Balance at June 30, 2025	475,000	48	10,000,000	1,000	670,038,944	670,040	2,478,038	2,324,811	(13,265,868)	(7,791,931)

Conversion of convertible det to common stock	-	-	-	-	437,275,063	437,276	-	(346,564)	-	90,712

Loss on Conversion	-	-	-	-	-	-	-	185,726	-	185,726

Warrants issued to investors	-	-	-	-	-	-	-	41,574	-	41,574

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(138,631)	(138,631)

Net income	-	-	-	-	-	-	-	-	1,648,269	1,648,269

Balance at September 30, 2025	475,000	$48	10,000,000	$1,000	1,107,314,007	$1,107,316	$2,478,038	$2,205,547	$(11,756,230)	$(5,964,281)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Series A Preferred Stock		Series C & D Preferred Stock		Common Stock		To Be Issued Common Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
Balance at December 31, 2023	475,000	$48	10,000,000	$1,000	349,488,710	$349,489	$68,000	$1,616,009	$(24,709,424)	$(22,674,878)

Value of preferred shares to be issued							7,088			7,088

Conversion of convertible note interest to common stock					34,600,233	34,600		155,702		190,302

Warrants issued to investors	-	-	-	-	-	-	-	475,838	-	475,838

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(274,248)	(274,248)

Net loss for six months ending June 30, 2024	-	-	-	-	-	-	-	-	(10,660,143)	(10,660,143)

Balance at June 30, 2024	475,000	$48	10,000,000	$1,000	384,088,943	$384,089	$75,088	$2,247,549	$(35,643,815)	$(32,936,041)

Cancellation of shares to be issued to former officer	-	-	-	-	-	-	(3,000)	-	3,000	-

Preferred stock dividends Series C & D	-	-	-	-	-	-	-	-	(137,124)	(137,124)

Net income for three months ending September 30, 2024	-	-	-	-	-	-	-	-	13,383,099	13,383,099

Balance at September 30, 2024	475,000	$48	10,000,000	$1,000	384,088,943	$384,089	$72,088	$2,247,549	$(22,394,840)	$(19,690,066)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FREQUENCY HOLDINGS INC.
(formerly Yuengling’s Ice Cream Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME	$9,479,927		$2,722,956
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	-		105,847
Amortization of debt discounts	506,584		808,518
Gain on deconsolidation of accounting acquirer, net	(11,233,944)		-
Investment write off	3,505,068		-
Derivative expense	390,265		20,756,752
Changes in fair market value of derivatives	(4,113,172)		(25,596,043)
Loss on conversion of liability to common stock	237,664		179,921
Gain on extinguishment	-		(2,668,235)
Fee notes issued	60,000		95,000
Equity issuance cost	23,090		-
Intangibles impairment	-		2,117,502
Changes in assets and liabilities:
Accounts receivable	33,814		(133,226)
Prepaids and other assets	(34,087)		192,860
Accounts payable and accrued expenses	542,405		864,535
Due to related parties/affiliates	216,421		-
Equipment lease	-		(15,244)
Right of use asset net of liability	(453)		11,942
Customer deposits	-		(50,706)
Other current liabilities	-		97,500
NET CASH USED IN OPERATING ACTIVITIES	(386,418)		(510,121)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-		(53,896)
Cash paid for Singer asset purchase	-		(121,413)
NET CASH USED IN INVESTING ACTIVITIES	-		(175,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Fox loan	-		287,705
Repayments Fox loan	-		(92,295)
Repayment of Fora loan	-		(316,577)
Repayments seller notes	-		(113,177)
Proceeds from notes issued	126,000		125,000
Repayment of notes payable	(155,506)		(29,458)
Disposal of subsidiary, net of cash disposed	(16,310)		-
Insurance finance loan	32,097		-
New vehicle loan	-		53,896
Repayments vehicle loans	-		(36,706)
Affiliate advances			400,274
Repayments of affiliate advances			(407,305)
Proceeds – convertible notes payable	155,000		662,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	141,281		533,857

NET CHANGE IN CASH	(245,137)		(151,573)

CASH BEGINNING OF PERIOD	275,292		360,673

CASH END OF PERIOD	$30,155		$209,100

Cash paid during the period for Interest	$18,809		$62,682

Income taxes	$-		$-

Supplemental Disclosure of Non-Cash Activity:
Debt discounts	$274,440		$799,000
Preferred stock dividends	$411,370		$274,248
Conversion of accrued interest and conversion expenses	$105,132	$
Common stock issued for conversion of accrued interest and conversion expenses	$46,859		$10,380
Convertible preferred shares to be issued	$35,000		$7,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FREQUENCY HOLDINGS INC.

(formerly Yuengling’s Ice Cream Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

Since the reverse acquisition of ReachOut Technology Corp., its subsidiaries, RedGear and IND, had been the primary contributors to the Company’s revenues, although they also generated significant operating losses. During the quarter ended September 30, 2025, an ongoing agreement in principle is being negotiated whereby RDI intends to exchange certain customer arrangements held by a related party’s private corporation for a to be determined consideration. Management anticipates that these revenue streams will be more substantial and potentially more profitable than those contributed by ReachOut Technology Corp.’s subsidiaries.

NOTE 2 – GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt and the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated profits since inception. The Company had net income of $9,479,927, for the nine months ended September 30, 2025, primarily due to a noncash gain on disposal of $11,233,944. We incurred negative cash flows from operations for the period of $386,418. As of September 30, 2025, the working capital deficit, stockholders’ deficit, and accumulated deficit was $4,570,545, $5,964,281 and $11,756,230, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition, and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America of (“US. GAAP”) as found in the Accounting Standards Codification (“ASC”), and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and are expressed in US Dollars. The unaudited condensed interim consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company’s Quarterly Report in its Form 10-Q filing under the Securities Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries over which the Company has a controlling financial interest in accordance with ASC 810, Consolidation, including entities for which control is obtained through voting interests or variable interests. The Company deconsolidates a subsidiary or variable interest entity when it ceases to have a controlling financial interest, consistent with ASC 810-10-40 and relevant guidance in ASU 2015-02 on assessing consolidation of VIEs. Upon deconsolidation, the Company derecognizes the subsidiary’s assets and liabilities and recognizes any resulting gain or loss in earnings.

As of September 30, 2025, the accompanying consolidated financial statements include the accounts of the Company, Frequency Holdings, Inc (f/k/a Yuengling’s Ice Cream Corporation), and its wholly-owned subsidiaries YIC Acquisitions Corp (“YIC”) and ReachOut Digital Intelligence LLC (“RDI”). On March 31, 2025, ReachOut, the accounting acquirer, together with its subsidiaries, RedGear and IND, were deconsolidated from the reporting group.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

For the nine months ended September 30, 2025, two customers individually accounted for approximately 17% and 13% of total revenues.

As of September 30, 2025, one customer accounted for approximately 70% of total accounts receivable. Three vendors individually accounted for approximately 24%, 23%, and 14% of total accounts payable. One noteholder accounted for approximately 76% of total debt.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. The Company has cash and cash equivalents of $30,155 and $275,292 as of September 30, 2025 and December 31, 2024, respectively.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2025. These reclassifications did not have any effect on the results of operations.

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

Prepaid Expenses

Prepaid Expenses are primarily governed by ASC 340-10-25 (Other Assets and Deferred Costs- Recognition.) In accordance with this standard, payments made by the Company in cash or other forms of consideration for goods or services not yet received are classified as prepaid expenses. Prepaid expenses are amortized to expenses on a systematic basis over the period in which the related benefits are realized. The Company’s prepaid expenses primarily consist of insurance and similar contractual arrangements.

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

Earnings Per Share

Basic earnings per share is calculated by dividing the gain or loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that was shared in the earnings (loss) of the Company. Diluted earnings per share is computed by dividing the earnings (loss) available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. It should be noted that contractually the limitations on obligation to convertible notes, the various preferred series and warrant holders limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. The Company’s Chairman of the Board of Directors holds a control block of Series A Preferred Stock which confers upon him a majority vote in all Company matters including authorization of additional common shares or to reverse split the stock. As of September 30, 2025, and 2024, potentially dilutive securities consisted of the following:

	September 30, 2025	September 30, 2024
Series A Preferred Stock Payable	1,020,062,029	1,020,062,029
Series A Preferred Stock outstanding	699,082,277	699,082,277
Series C Preferred Stock outstanding	2,446,420,970	2,446,420,970
Series D Preferred Stock outstanding	49,926,959	49,926,959
New Series of Preferred Stock to be issued	1,050,000	1,050,000
Warrants	506,696,913	333,696,913
Third party convertible debt	11,359,306,667	3,903,202,003
Common shares to be issued	3,452,434	3,452,434
Common stock options	611,214	611,214
Total	16,086,609,463	8,457,504,799

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

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date..

Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

The table below classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2025 and December 31, 2024.

	At September 30, 2025			At December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative Liability	$-	$-	$2,010,092	$-	$-	$5,786,478
Other loans and payable	$-	$-	$263,166	$-	$-	$240,160
Convertible notes payable, third parties, net of put premiums	$-	$-	$1,383,135	$-	$-	$954,907

A roll-forward of the level 3 valuation financial instruments is as follows

Derivative Liabilities
Balance at December 31, 2024	$5,786,478
Increase to derivative due to new issuances	336,786
Derivative gain due to mark to market adjustment	(4,113,172)
Balance at September 30, 2025	$2,010,092

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2025 is as follows:

Inputs	September 30, 2025
Stock price	$0.0003
Conversion price	$0.00015
Volatility (annual)	167.25 – 258.12%
Risk-free rate	3.6 – 4.41%
Dividend rate	-
Years to maturity	.25 - 1

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2025 and December 31, 2024, no liability for unrecognized tax benefits was required to be reported.

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

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company only has one operating segment as of September 30, 2025.

Disaggregated Revenue Disclosure

The Company’s customers or sources of revenue generation were only in the United States during the period ended September 30, 2025. Below is a table of revenue by type:

	For the period ended
Revenue Type:	September 30, 2025	September 30, 2024
Subscription Services Revenue	$1,487,896	$3,846,491
Non-Recurring Services Revenue	58,105	288,064
Product Revenue	36,934	312,718
Total revenue	$1,582,935	$4,447,273

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Through the fiscal period ended December 31, 2024, the quarter ended September 30, 2025, and through the date of filing, there have been no intervening lawsuits, claims or judgments filed. Please refer to Note 18. Commitments and Contingencies.

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

Advertising Costs

Advertising costs are expensed as incurred in accordance with ASC 720-35, Advertising Costs. These costs are included in general and administrative expenses on the consolidated statements of operations. Advertising expenses were $16,005 for nine months ended September 30, 2025, and $412 for the fiscal year ended December 31, 2024.

Equity/Shares Capital

The Company accounts for equity transactions in accordance with ASC 505, Equity. Common stock is recorded at par value, with the excess of proceeds over par value recorded as additional paid-in-capital. Equity issuance costs are charged directly to additional paid-in-capital. Shares issued for services received or non-cash consideration are measured at the fair value of the equity instruments issued on the grant date or the fair value of the service received, whichever is more reliably measurable. The Company is authorized to issue 2,500,000,000 shares of common stock at $0.001 per share. As of September 30, 2025, and December 3, 2024, 1,107,314,007 and 384,088,943 shares of common stock are issued and outstanding.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requiresdisclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amountsfor each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal yearsbeginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the year ended December 31, 2024, and forinterim periods beginning in 2025. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on theCompany’s financial statements.

In October 2024, the PCAOB adopted a new framework under the AS 1000 series - 1000 Series – General Responsibilities of the Auditor, whichconsolidates and modernizes the foundational responsibilities of auditors. Key changes include enhancements to professional skepticism, documentation,and coordination of the audit engagement, particularly in relation to the use of technology-assisted audit tools. The standard is effective for audits offinancial statements for fiscal years ending on or after December 15, 2024. The Company does not anticipate any material impact from this standard, but itmay influence the documentation and review procedures used by the Company’s auditors.

Effective January 1, 2024, for smaller reporting companies, the Financial Accounting Standards Board issued ASU 2020-06 Accounting for ConvertibleInstruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating the requirement toseparately account for beneficial conversion features. The ASU also amends guidance for derivative scope exceptions and improves disclosures forconvertible instruments. The Company adopted ASU 2020-06 on January 1, 2024, using the modified retrospective approach. The adoption has no impacton company financial statements.

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

Income Tax Disclosure Improvements (ASU 2023-09) - Requires clearer details on income taxes paid (by federal, state, and foreign) and better breakdowns of rate reconciliations. Helps investors better understand a company’s tax situation. This standard applies to the Company but is not currently applicable to current period financials, as the company has no tax expense.

The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may apply to the Company, the Company has not identified any new standards that it believes merit further discussion or change to adopted policies, and the Company expects that none would have a significant impact on its financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

Below is a schedule of accounts receivable disclosing the basis for the accrual and the beginning balances:

For the period ended
Description:	September 30, 2025
Accounts receivable, beginning balance (December 31, 2024)	$164,549
Credit sales (revenue recognized on account)	759,048
Cash collections from customers	(715,377)
Other adjustments (including write-offs and credits)	(168,993)
Accounts receivable, ending balance (September 30, 2025), gross	$39,227
Allowance for Doubtful Accounts	(1,177)
Accounts receivable, ending balance (September 30, 2025), net	$38,050

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2025	December 31, 2024
Property and equipment	$-	$7,500
Less: accumulated depreciation	-	-
Property and equipment, net	$-	$7,500

Property and equipment consisted of vehicles, leasehold improvements and computers and other network technology equipment, primarily located in the RedGear office facilities. On March 30, 2025, the Company recognized a gain on disposition that included this asset. For the nine months ended September 30, 2025, the depreciation expense was $0.

NOTE 6 – PREPAID EXPENSES

From time-to-time vendors require prepayment of services for insurance coverages, software use and for other goods or services. The following is a summary of prepaid expenses:

	For the period ended
	September 30, 2025	December 31, 2024
Prepaid Consulting	$-	$60,487
Prepaid Insurance	30,202	-
Prepaid Rent	3,884	-
Total	$34,086	$60,487

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

NOTE 9 – SELLERS’ TERM AND SECURED NOTES PAYABLE

On October 1, 2022 the Company’s subsidiary ReachOut issued a term promissory note to the sellers of the membership interest in Innovative Network Designs LLC. Under the option selected by the holder of the note, a balloon payment of principal is due on October 1, 2024. The note principal is $1,175,000, bears interest at 24%, matures on October 1, 2024. On March 31, 2025, the related principal and interest in the amount of $1,893,545 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

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

The Company, through its wholly owned subsidiary IND, engaged PIPE Technologies Inc. for financing. The financing arrangement was in the form of a sale of future revenues, whereby PIPE advanced a net amount of $613,800 on February 7, 2023, recorded on the books of the Company. On February 1, 2023 the Company recognized $59,520 as principal charged to interest expense related to the financing, also recorded on the books of the Company. The amount of $59,520 was deducted from the proceeds advanced. The total loan principal of $773,320 was recognized. From March 31 to September 30, 2023 the Company made monthly payments of $64,138 or $44,871, from October 31 to December 7, 2023. The total amount paid of $583,578 was applied to principal leaving a balance of $89,743. On March 31, 2025, the loan amount of $89,743 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

The Company arranged a similar financing transaction with Fora Financial for which it received cash of $1,212,500 net of underwriting fees of $37,500 (treated as OID and amortized over the life of the loan). A total of $312,500 of interest charges were charged by the lender. Weekly payments of principal and interest totalling $31,250 were scheduled to be paid beginning March 7, 2023. At December 31, 2023 a total principal of $1,247,294, less unamortized discounts of $177,342 ($1,069,952 net for presentation) have been recognized as due to Fora. At December 31, 2024, the debt discount was fully amortized and the principal balance was $753,725. On March 31, 2025, the loan amount of $753,725 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

On January 30, 2024, the Company arranged another financing (Future Sale of Receivables) with Fox Funding Group LLC for which it received cash of $287,705 net of underwriting fees of $12,295 (treated as OID and amortized over the life of the loan). A total of $105,000 of interest charges were charged by the lender. Weekly payments of principal and interest totalling $12,625, beginning February 2, 2024. At December 10, 2024, the debt discount was fully amortized and the principal balance was $65,937. On March 31, 2025, the loan amount of $65,937 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

Choice Financial Group is owed $8,000 under a financial arrangement as of March 30, 2025. On March 31, 2025, the loan amount of $8,000 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

On June 20, 2025, The Company financed $32,097 of the total insurance premium of $41,722 through IPFS Finance at an interest rate of 15%. The financed amount is repayable in 10 equal monthly installments commencing on July 20, 2025. As of September 30, 2025, the outstanding balance amounted to $26,140.

NOTE 11 – THIRD PARTY NOTES PAYABLE

The Company has issued various notes to investors to fund operations prior to the reverse merger on November 9, 2023. Below is basic information about each of these legacy financings.

During the year ended December 31, 2023, $17,910 of related party notes payable were reclassified to notes payable (third parties) as the former officer is not a related party. There is no interest due on the note. This note is in default. The principal balance is $17,910, as of September 30, 2025.

On September 9, 2015, the Company issued to Backenald Corp. a promissory note in the principal amount of $20,000, bearing interest at the rate of 5% per annum and maturing on the first anniversary of the date of issuance. This note is in default and its interest rate has been increased to 10%. As of September 30, 2025, accrued interest amounted to $18,984.

On February 23, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $17,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of September 30, 2025, accrued interest amounted to $14,864.

On March 27, 2017, the Company issued Craigstone Ltd. A promissory note in the principal amount of $12,465, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of September 30, 2025, accrued interest amounted to $10,178.

On May 16, 2017, the Company issued Travel Data Solutions a promissory note in the principal amount of $4,500, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of September 30, 2025, accrued interest amounted to $3,595.

On July 28, 2017, the Company issued Backenald Trading Ltd. A promissory note in the principal amount of $20,000, bearing interest at the rate of 8% per annum, compounded annually, and maturing on the first anniversary of the date of issuance. This note is in default. As of September 30, 2025, principal and accrued interest amounts are $20,000 and $15,481, respectively.

On January 24, 2020, the Company issued a third party a promissory note in the principal amount of $15,000, bearing interest at the rate of 0% per annum, and maturing on April 30, 2020. This note is in default. As of September 30, 2025, principal and accrued interest amounts are $15,000 and $0, respectively.

On March 24, 2020, the Company issued a third party a promissory note in the principal amount of $20,000, bearing interest at the rate of 10% per annum, and maturing on May 30, 2020. This note is in default. As of September 30, 2025, following forgiveness of $5,000 and $6,131 of principal and interest respectively, the balance due on this note for principal and interest is $16,500 and $8,139, respectively.

On June 1, 2023, the Company issued a third party a promissory note in the principal amount of $40,675, bearing interest at the rate of 5% per annum, and maturing on June 1, 2024. During the year ending December 31, 2023, an additional $15,000 was advanced to the Company bringing the total principal due to $55,675. This note is in default. As of September 30, 2025, principal and accrued interest amounts are $53,675 and $3,799, respectively.

At September 30, 2025, the Company was also indebted to a third party for a total of $24,656, for a non-interest-bearing note. This note was in default since December 30, 2015.

On May 20, 2024, the Company issued a promissory note to 1800 Diagonal Lending LLC for the principal amount of $149,500. A Company subsidiary received $125,000 in cash and authorized $5,000 to be paid to its attorney for legal services in conjunction with the note. OID of $19,500 and the legal expense are treated as debt discounts amortized over the term of the note, maturing March 30, 2025. The note carries 12% interest and has mandatory monthly payments of principal and accrued interest of $16,744. In the event of default, the note and unpaid accrued interest are fully convertible into common stock at a 35% discount to market price as defined in the note. The first payment was made on June 30, 2024. As of September 30, 2025, this note was paid in full.

On February 4, 2025 the Company issued a promissory note to Red Road Holdings Corporation for the principal amount of $149,500. A Company subsidiary received $126,000 in cash and authorized $4,000 to be paid to its attorney for legal services in conjunction with the note. OID of $19,500 and the legal expense are treated as debt discounts amortized over the term of the note, maturing December 15, 2025. The note carries 12% interest and has mandatory monthly payments of principal and accrued interest of $16,744. In the event of default, the note and unpaid accrued interest are fully convertible into common stock at a 35% discount to market price as defined in the note. The first payment was made on June 30, 2025. The principal balance was $44,850 at September 30, 2025.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Post Reverse Merger Issuances

On November 10, 2023, FRQN issued a convertible note payable, 142,424,186 warrants to purchase to the Company’s common stock and Series D Preferred Shares to Trillium Partners, L.P. The convertible note has principal of $470,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. $436,000 was received as cash and $34,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The note is in default and a waiver and forbearance for the default has been issued by the note holder. At September 30, 2025 the principal and accrued interest are $470,000 and $0 respectively.

On December 1, 2023, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on August 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. The note was determined to include an embedded derivative which has been bifurcated and included in derivative liabilities. The note was in default and a waiver and forbearance for the default has been issued by the note holder. During the quarter ended September 30, 2025, the note, along with accrued interest of $2,945, was fully converted into 95,727,070 shares of the Company’s common stock.

On January 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $15,000, bears interest at 12%, matures on September 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The note was in default and a waiver and forbearance for the default has been issued by the note holder. During the quarter ended September 30, 2025, the note, along with accrued interest of $3,016 was fully converted into 123,374,900 shares of the Company’s common stock.

On January 11, 2024, FRQN issued a convertible note payable and 163,333,333 warrants (exercisable at $0.001) to purchase to the Company’s common to Trillium Partners, L.P. The convertible note has principal of $539,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at the lower of $0.001 or 50% of the lowest traded price during the thirty days prior to conversion. $490,000 was received as cash and $49,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The note is in default and a waiver and forbearance for the default has been issued by the note holder. At September 30, 2025 the principal and accrued interest are $539,000 and $111,285, respectively.

On February 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The note was in default and a waiver and forbearance for the default has been issued by the note holder. During the quarter ended September 30, 2025, the note, along with accrued interest of $898 was fully converted into 90,083,533 shares of the Company’s common stock.

On March 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025 the principal and accrued interest are $10,000 and $1,900, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On April 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on December 31, 2024 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025 the principal and accrued interest are $10,000 and $1,798 respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On April 3, 2024, FRQN issued a convertible note payable, and 8,939,394 warrants to purchase the Company’s common stock, to Trillium Partners, L.P. The convertible note has principal of $135,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 18,939,394 shares of common stock for $0.0003 (subject to certain specified adjustments) for a period of seven years from the date of issuance. The note is in default and a waiver and forbearance for the default has been issued by the note holder. At September 30, 2025 the principal and accrued interest are $135,000 and $24,189, respectively.

On May 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on January 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025 the principal and accrued interest are $10,000 and $1,700 respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On May 31, 2024, FRQN issued a convertible note payable, and 9,000,000 warrants to purchase to the Company’s common stock, to Trillium Partners, L.P. The convertible note has principal of $60,000, bears interest at 12%, matures on June 15, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. The warrants allow the holder to purchase 9,000,000 shares of common stock for $0.0066 (The note is in default and a waiver and forbearance for the default has been issued by the note holder. This note is in default. At September 30, 2025 the principal and accrued interest are $60,000 and $9,607, respectively.

On June 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on February 28, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025 the principal and accrued interest are $10,000 and $1,598, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On July 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on March 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025 the principal and accrued interest are $10,000, and $1,499, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On August 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on April 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025 the principal and accrued interest are $10,000 and $1,397, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On September 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on May 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025 the principal and accrued interest are $10,000, and $1,295, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On October 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on June 30, 2025, and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025 the principal and accrued interest are $10,000, and $1,197, respectively. The note is in default and a waiver and forbearance for the default has been issued by the note holder.

On November 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on July 31, 2025, and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The note is in default. At September 30, 2025, the principal and accrued interest are $10,000, and $1,265, respectively.

On December 1, 2024, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on August 31, 2025, and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The note is in default. At September 30, 2025, the principal and accrued interest are $10,000, and $1,080, respectively.

On January 1, 2025, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on September 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025, the principal and accrued interest are $10,000, and $898, respectively.

On February 1, 2025, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on October 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025, the principal and accrued interest are $10,000, and $813, respectively.

On March 1, 2025, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on November 30, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025, the principal and accrued interest are $10,000, and $700, respectively.

On March 27, 2025, FRQN issued a convertible note payable, and 30,000,000 warrants to purchase the Company’s common stock, to Trillium Partners, L.P. The convertible note has principal of $30,000, bears interest at 12%, matures on December 31, 2025 and may be converted to common shares at the lower of $0.0003 or 50% of the lowest traded price during the thirty days prior to conversion. $25,000 was received as cash and 5,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The warrants allow the holder to purchase 30,000,000 shares of common stock for $0.0003 for a period of seven years from the date of issuance. At September 30, 2025 the principal and accrued interest are $30,000 and $1,844, respectively.

On April 1, 2025, FRQN issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on December 31, 2025 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025, the principal and accrued interest are $10,000, and $598, respectively.

On May 1, 2025, the Company issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on January 31, 2026 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025, the principal and accrued interest are $10,000, and $500, respectively.

On June 1, 2025, the Company issued a convertible note payable to Frondeur Partners LLC. The convertible note has principal of $10,000, bears interest at 12%, matures on February 28, 2026 and may be converted to common shares at or 50% of the lowest traded price during the thirty days prior to conversion. The principal amount was charged to professional services. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. At September 30, 2025, the principal and accrued interest are $10,000, and $398, respectively.

On July 27, 2025, FRQN issued a convertible note payable, and 55,000,000 warrants to purchase the Company’s common stock, to Trillium Partners, L.P. The convertible note has principal of $55,000, bears interest at 12%, matures on June 30, 2026 and may be converted to common shares at the lower of $0.0006 or 50% of the lowest traded price during the thirty days prior to conversion. $50,000 was received as cash and $5,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The warrants allow the holder to purchase 55,000,000 shares of common stock for $0.0006 for a period of seven years from the date of issuance. At September 30, 2025 the principal and accrued interest are $55,000 and $1,175, respectively.

On August 27, 2025, FRQN issued a convertible note payable, and 33,000,000 warrants to purchase the Company’s common stock, to Trillium Partners, L.P. The convertible note has principal of $33,000, bears interest at 12%, matures on August 31, 2026 and may be converted to common shares at the lower of $0.0006 or 50% of the lowest traded price during the thirty days prior to conversion. $30,000 was received as cash and $3,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The warrants allow the holder to purchase 33,000,000 shares of common stock for $0.0006 for a period of seven years from the date of issuance. At September 30, 2025 the principal and accrued interest are $33,000 and $369, respectively.

On September 24, 2025, FRQN issued a convertible note payable, and 55,000,000 warrants to purchase the Company’s common stock, to Trillium Partners, L.P. The convertible note has principal of $55,000, bears interest at 12%, matures on September 30, 2026 and may be converted to common shares at the lower of $0.0004 or 50% of the lowest traded price during the thirty days prior to conversion. $50,000 was received as cash and $5,000 was charged to OID to be amortized over the term of the note. Due to the variable conversion price the note includes a bifurcated derivative valued on issuance and for each reporting date. The warrants allow the holder to purchase 55,000,000 shares of common stock for $0.0004 for a period of seven years from the date of issuance. At September 30, 2025 the principal and accrued interest are $55,000 and $72, respectively.

NOTE 13 – OFFICER LIFE INSURANCE PREMIUMS PAYABLE

On October 1, 2022, the Company committed to paying life insurance with the sellers of the membership interest in Innovative Network Designs LLC. The total amount of the obligation was $3,150,000 to be paid in equal installments of $450,000 over seven years. The obligation of $2,700,000 was presented on the balance sheet as of December 31, 2024. On March 31, 2025, the officer life insurance premiums payable in the amount of $2,700,000 was extinguished due to the deconsolidation of ReachOut, IND and RedGear resulting in gain as described in note 8 - Assignment of assets and liabilities.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of September 30, 2025, the Company owes the CEO $210,008 for advances made to the Company for certain operating costs. The advance is non-interest bearing and due on demand.

The Company occupies office space, owned by a private entity, "Value Industrial Partners MDG LLC" controlled by the Company’s CEO. Beginning in July 2025, the Company began incurring rent expense under an informal month-to-month arrangement at a monthly rate of $3,716. No long-term lease or other contractual commitments exist. Due to anticipated changes in operations expected within 365 days or less the company does not know if this premise will be suitable for its operations in the long term and therefore believes this lease is exempt from ASC 842 treatment.

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

As of September 30, 2025, the Company has preferred stock to be issued in the amount of $357,022, following conversions to 50,000,000 common shares. Based on the terms of the Agreement as of March 31, 2024, the preferred Series A can be converted at $0.00035 per share, into 1,020,062,029 shares of common stock. As of the balance sheet date and the date of this report, these shares have not been issued to the Purchaser. S99-3A(2) ASR 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Given that there is an unknown number of preferred shares to be issued and the preferred shares are convertible at the option of the holder, the Company determined that the shares to be issued shall be treated as temporary equity. As of September 30, 2025 and December 31, 2024, the amount of temporary equity was $357,022.

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

The entirety of the shares of Series A Convertible Preferred Stock outstanding as such time shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into two thirds of the after conversion outstanding fully paid and non-assessable shares of Common Stock. Each individual share of Series A Convertible Preferred Stock shall be convertible into Common Stock at a ratio determined by dividing the number of shares of Series A Convertible Stock to be converted by the number of shares of outstanding pre-conversion Series A Convertible Preferred Stock. Such initial Conversion Ratio, and the rate at which shares of Series A Convertible Preferred Stock may be converted into shares of Common Stock. On August 25, 2023, Everett Dickson, Chairman of the Board, agreed to return 4,525,000 shares of Series A preferred Stock to the Company. The shares will be retired by the Company. His remaining 475,000 shares were sold to Mr. Richard Jordan for $140,000, during the year ended December 31, 2023. As of September 30, 2025 and December 31, 2024, the Company had issued and outstanding 475,000 shares of series A preferred stock with par value of $48.

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

The accrued dividend of 2% of the stated value ($3.00 per share) was calculated to be $392,671 for the nine months ended September 30, 2025.

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

The accrued dividend of 2% of the stated value ($1.00 per share) was calculated to be $18,699 for the nine months ended September 30, 2025.

Obligations to Issue Newly Designated Series of Preferred Stock

The total obligation to issue newly designated convertible preferred shares is $2,440,950 at September 30, 2025 and December 31, 2024. The obligation is outlined below.

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

NOTE 17 – COMMON STOCK

On September 30, 2025 and December 31, 2024, the Company had 2,500,000,000 and 2,500,000,000 shares of common stock authorized respectively. There were 1,107,314,007 and 384,088,943 common shares of stock outstanding on September 30, 2025 and December 31, 2024.

During the nine months ended September 30, 2025, Trillium converted $105,132 and $12,675 of interest and fees, respectively, into 414,039,561 shares of common stock.

During the nine months ended September 30, 2025, Frondeur $40,000, $6,859 and $10,415 of principal, interest and fees, respectively, into 309,185,503 shares of common stock.

NOTE 18 – OPTIONS AND WARRANTS

During the nine months ended September 30, 2025, 173,000,000 warrants for common stock were issued, having a seven-year period during which the warrants can be exercised at $0.0003 per share were issued to investors. The warrants have been valued at $56,546 and were charged to loss on issuance.

For the nine months ended September 30, 2025 and year ended December 31, 2024, a summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2024	333,696,913	$0.0004	5.98	$0.0078	$491,376
Issued and exercisable during the nine months ended September 30, 2025	173,000,000	0.0005	6.84	0.0005	$(31,900)
Outstanding and exercisable at September 30, 2025	506,696,913	$0.0007	5.78	$0.0011	$(207,918)

Stock Options Issued

For the nine months ended September 30, 2025 and the year ended December 31, 2024, a summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2024	611,214	$1.00	8.75	$0.004	$2,750
Issued during the nine months ended September 30, 2025	-	-	-	-	-
Outstanding and exercisable at September 30, 2025	611,214	$1.00	8.00	$0.004	$(611,031)

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

The offices for the Company are shared with a related party ReachOut IL (an S corporation), under an arrangement that is not formalized.

	September 30, 2025	December 31, 2024
Operating lease at inception	$767,068	$767,068
Less accumulated reduction	(741,722)	(735,338)
Reduction due to deconsolidation	(25,346)	-
Balance ROU asset	$-	$31,730

Operating lease liabilities at inception	$767,068	$767,068
Reduction of lease liabilities (includes termination write-off)	(740,663)	(733,826)
Reduction due to deconsolidation	(26,405)	-
Total lease liabilities	-	33,242
Less: current portion	-	(33,242)
Lease liabilities, non-current	$-	$-

Non-cancellable operating lease total future payments are summarized below:

Total minimum operating lease payments	$-	$33,242
Less discount to fair value	-	-
Total lease liability	$-	$33,242

For the nine months ended September 30, 2025 rent expense was $18,284.

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

Other Contingencies

On December 1, 2023, the Company entered into a service agreement with Frondeur Partners LLC (“Frondeur”).

Frondeur will provide accounting, reporting and consulting services on a monthly basis. On December 1, 2023, the Company executed a corporate services agreement with Frondeur Partners LLC a Nevada limited liability company. Under the terms of the agreement the Company will receive accounting and reporting services. As compensation Frondeur will receive monthly payments of $5,000 in cash and a convertible promissory note for $10,000. The notes are convertible into the Company’s common stock at a 50% discount to the market price (defined in the notes). As of the date of issuance of this report the Company has issued nineteen such notes (December 1, 2023 through September 30, 2025), which are accounted for as notes with embedded derivatives to be bifurcated and recognized as derivative liabilities. The agreement was terminated on June 30, 2025.

NOTE 21 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements other than the following.

Subsequent to September 30, 2025, Frondeur Partners LLC, converted a total of $16,629 of principal, interest and fees into 166,287,300 shares of common stock.

Subsequent to September 30, 2025, Trillium LP converted $57,688 of principal, into 341,207,691 common shares.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net income of $9,479,927, for the nine months ended September 30, 2025, primarily due to a non cash gain on disposal of $11,233,944. We incurred negative cash flows from operations for the period of $386,418. As of September 30, 2025, the working capital deficit, stockholders’ deficit, and accumulated deficit was $4,570,545, $5,964,281and $11,756,230 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition, and results of operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

Results of Operations for the Three Months ended September 30, 2025 and 2024

Revenue

We had $250,319 in revenue for the three months ended September 30, 2025, compared to $1,036,171 for the three months ended September 30, 2024, a decrease of $785,852 or 75.8%. The decrease in revenue is primarily due to the Company’s restructuring.

Cost of Goods Sold

We incurred $111,478 in costs of goods sold for the three months ended September 30, 2025, compared to $252,593 for the three months ended September 30, 2024, a decrease of $141,115 or 55.9%. This decrease is primarily due to the Company’s restructuring.

General and administrative expenses

We had $207,938 of general and administrative expenses (“G&A”) for the three months ended September 30, 2025, compared to $101,830 for the three months ended September 30, 2024, an increase of $106,108 or 104.2%. The decrease in G&A expense is primarily due to the Company’s restructuring.

Compensation

We had $262,530 in compensation expense for the three months ended September 30, 2025 compared to $757,765 of compensation for the three months ended September 30, 2024, a decrease of $495,235 or 65.4%. The decrease in revenue is primarily due to the Company’s restructuring.

Professional expenses

We incurred $49,088 of professional fees for the three months ended September 30, 2025, compared to $115,848 for the three months ended September 30, 2024, a decrease of $66,760 or 57.6%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease in the current period is due to a decrease in audit fees.

Other income (expense)

For the three months ended September 30, 2025, we had total other income of $2,028,984, compared to total other income of $13,574,964 for the three months ended September 30, 2024. In the current period we incurred a loss of $214,770 for expense related to our derivatives, a gain of $2,345,277 for the change in fair value of derivatives, $113,255 of interest expense and a $11,726 gain on the conversion of debt. In the prior period ended September 30, 2024, we incurred a loss of $34,452 expense related to our derivatives, a gain of $12,459,531 for the change in fair value of derivatives, interest expense of $347,917 and a gain on debt extinguishment of $1,497,802.

Net Income

We had net income of $1,648,269 for the three months ended September 30, 2025, compared to $13,383,099 for the three months ended September 30, 2024. The decrease in our net income is primarily due to the change in the fair value of our derivatives.

Results of Operations for the Nine Months ended September 30, 2025 and 2024

Revenue

We had $1,582,935 in revenue for the nine months ended September 30, 2025, compared to $4,447,273 for the nine months ended September 30, 2024, a decrease of $2,864,338 or 64.4%. The decrease in revenue is primarily due to the Company’s restructuring.

Cost of Goods Sold

We incurred $415,124 in costs of goods sold for the nine months ended September 30, 2025, compared to $1,688,283 for the nine months ended September 30, 2024, a decrease of $1,273,159 or 75.4%. This decrease is primarily due to the Company’s restructuring.

Impairment Loss

We incurred $3,505,069 in impairment loss for the nine months ended September 30, 2025 compared to $2,117,502 for the nine months ended September 30, 2024.

General and administrative expenses

We had $474,946 of G&A for the nine months ended September 30, 2025, compared to $756,346 for the nine months ended September 30, 2024, a decrease of $281,400 or 37.2%. The decrease in G&A expense is primarily due to the Company’s restructuring.

Compensation

We had $1,331,487 in compensation for the nine months ended September 30, 2025 compared to $2,815,237 of compensation for the nine months ended September 30, 2024, a decrease of $1,483,750 or 52.7%. The decrease in revenue is primarily due to the Company’s restructuring.

Professional expenses

We incurred $332,575 of professional fees for the nine months ended September 30, 2025, compared to $504,007 for the nine months ended September 30, 2024, a decrease of $171,432 or 34%. Professional fees generally consist of audit, legal, accounting and investor relation service fees. The decrease in the current period is due to a decrease in audit fees.

Other income (expense)

For the nine months ended September 30, 2025, we had total other income of $13,956,193, compared to total other income of $6,157,058 for the nine months ended September 30, 2024.

In the current period we had gain on disposal of $11,233,944, $390,265 of expense related to our derivatives, a gain of $4,113,172 for the change in fair value of derivatives, interest expense of $749,934 and a loss on conversion of debt of $250,730.

In the prior period we had $20,756,752 of expense related to our derivatives, a gain of $25,596,043 for the change in fair value of derivatives, interest expense of $1,170,547 and a loss on conversion of debt of $179,921 and a gain on the extinguishment of debt of $2,668,235.

Net Profit (loss)

We had net income of $9,479,927 for the nine months ended September 30, 2025, compared to a net income of $2,722,956 for the nine months ended September 30, 2024. The decrease in our net loss is primarily due to the change in the fair value of our derivatives.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended September 30, 2025 was $386,418 compared to $510,121 of cash used in operating activities for the nine months ended September 30, 2024.

Cash Flows from Investing

We used $0 for investing activities for the nine months ended September 30, 2025, compared to using $175,309 for investing activities for the nine months ended September 30, 2024.

Cash Flows from Financing

For the nine months ended September 30, 2025, we netted $141,281 from financing activities. We received $126,000 from the issuance of a note payable, and $32,097 from our insurance financing loan. We repaid $155,506 of notes payable and used $16,310 for disposal of subsidiary.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of September 30, 2025, these disclosure controls and procedures were not effective.

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

None

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies

ITEM 2. RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the nine months ended September 30, 2025, Trillium converted $105,132 and $12,675 of interest and fees, respectively, into 414,039,561 shares of common stock.

During the nine months ended September 30, 2025, Frondeur converted $40,000, $6,859 and $10,415 of principal, interest and fees, respectively, into 309,185,503 shares of common stock.

Subsequent to September 30, 2025, Frondeur Partners LLC, converted a total of $16,629 of principal, interest and fees into 166,287,300 shares of common stock.

Subsequent to September 30, 2025, Trillium LP converted $57,688 of principal, into 341,207,691 common shares.

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

Frequency Holdings Inc.

Name	Title	Date

/s/ Richard Jordan	President and Chief Executive Officer	November 19, 2025
Richard Jordan